Form 10-Q
period 2010-04-30
MIB Digital, Inc.
filed 2010-05-27
CIK 1476638

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of May 5, 2010.

                               TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at April 30, 2010 (unaudited) and October 31, 2009 .   4

         Statements of Operations ..........................................   5

         Statements of Stockholders' Equity (Deficiency) ...................   6

         Statements of Cash Flows...........................................   7

         Notes to Financial Statements (unaudited) .........................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations. ..........................................  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  12

Item 4T. Controls and Procedures. ..........................................  12

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  14

Item 1A. Risk Factors. .....................................................  14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  14

Item 3.  Defaults Upon Senior Securities. ..................................  14

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  14

Item 5.  Other Information. ................................................  14

Item 6.  Exhibits. .........................................................  14

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

When used in this report, the terms, "we," the "Company," "our," and "us" refers

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MIB Digital, Inc.
                         (A Development Stage Company)
                                 Balance Sheets

                                                         APRIL 30,      AS OF
                                                           2010      OCTOBER 31,
                                                         UNAUDITED      2009
                                                         ---------   -----------
ASSETS
------

CURRENT ASSETS
  Cash and cash equivalents ..........................   $   9,874   $    5,421
                                                         ---------   ----------
     Total current assets ............................       9,874        5,421
                                                         ---------   ----------

                                                         ---------   ----------
TOTAL ASSETS .........................................   $   9,874   $    5,421
                                                         =========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities ...........         400            -
                                                         ---------   ----------
     Total liabilities ...............................         400            -
                                                         =========   ==========

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock
  Authorized:
   250,000,000 common shares, $0.0001 par value
  Issued and outstanding shares:
   10,200,000 and 9,000,000 shares issued and
   outstanding at April 30, 2010 and October 31, 2009,
   respectively ......................................   $   1,020   $      900
  Additional paid-in capital .........................      19,980        8,100
  Deficit accumulated during the development stage ...     (11,526)      (3,579)
                                                         ---------   ----------
  Total Stockholders' Equity (Deficiency) ............       9,474        5,421
                                                         ---------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........   $   9,874   $    5,421
                                                         =========   ==========

   The accompanying notes are an integral part of these financial statements.

                                     MIB Digital, Inc.
                               (A Development Stage Company)
                                 Statements of Operations
                                                                            FOR THE PERIOD
                                                                            FROM INCEPTION
                                              THREE MONTHS    SIX MONTHS     SEPTEMBER 23,
                                                  ENDED          ENDED          2009 TO
                                                APRIL 30,      APRIL 30,       APRIL 30,
                                                  2010           2010            2010
                                              ------------   ------------   --------------
REVENUES ...................................  $          0   $          0   $            0
                                              ------------   ------------   --------------

EXPENSES
  General & Administrative .................  $      6,347   $      7,947   $       11,526
                                              ------------   ------------   --------------

  Loss Before Income Taxes .................  $     (6,347)  $     (7,947)  $      (11,526)
                                              ------------   ------------   --------------

  Provision for Income Taxes ...............             0              0                0
                                              ------------   ------------   --------------

  Net Loss .................................  $     (6,347)  $     (7,947)  $      (11,526)
                                              ============   ============   ==============

PER SHARE DATA:

  Basic and diluted loss per common share ..  $          0   $          0
                                              ============   ============

  Weighted Average Common shares outstanding     9,498,876      9,245,304
                                              ============   ============

        The accompanying notes are an integral part of these financial statements.

                                             5

                                      MIB Digital, Inc.
                                (A Development Stage Company)
                       Statements of Stockholders' Equity (Deficiency)
                                                                       ACCUMULATED
                                        COMMON STOCK      ADDITIONAL    DURING THE
                                    -------------------    PAID-IN     DEVELOPMENT
                                      SHARES     AMOUNT    CAPITAL        STAGE       TOTAL
                                    ----------   ------   ----------   -----------   -------
Inception - September 23, 2009 ..            -   $    -   $        -   $        -    $     -

Common shares issued to Founder
 for cash at $0.001 per share
 (par value $0.0001) on
 September 23, 2009 .............    9,000,000      900        8,100            -      9,000

Loss for the period from
 inception on September 23, 2009
 to October 31, 2009 ............            -        -            -       (3,579)    (3,579)
                                    ----------   ------   ----------   ----------    -------

Balance - October 31, 2009 ......    9,000,000      900        8,100       (3,579)     5,421
                                    ==========   ======   ==========   ==========    =======

Loss for the quarter ended
 January 31, 2010 ...............            -        -            -       (1,600)    (1,600)
                                    ----------   ------   ----------   ----------    -------

Balance - January 31, 2010 ......    9,000,000      900        8,100       (5,179)     3,821
                                    ==========   ======   ==========   ==========    =======

Private placement of 1,200,000
 common shares ($0.0001 par
 value) on March 25, 2010 @
 $0.01 per share ................    1,200,000      120       11,880            -     12,000

Loss for the quarter ended
 April 30, 2010 .................            -        -            -       (6,347)    (6,347)
                                    ----------   ------   ----------   ----------    -------

Balance - April 30, 2010 ........   10,200,000    1,020       19,980      (11,526)     9,474
                                    ==========   ======   ==========   ==========    =======

         The accompanying notes are an integral part of these financial statements.

                                              6

                               MIB Digital, Inc.
                         (A Development Stage Company)
                                 Statements of
                                   Cash Flow

                                                                 FOR THE PERIOD
                                                                 FROM INCEPTION
                                                   SIX MONTHS     SEPTEMBER 23,
                                                      ENDED          2009 TO
                                                    APRIL 30,       APRIL 30,
                                                      2010            2010
                                                  ------------   --------------

OPERATING ACTIVITIES

 Loss for the period ...........................       ($7,947)         (11,526)
                                                  ------------   --------------

 Changes in Operating Assets and Liabilities:
   (Increase) decrease in prepaid expenses .....             -                -
   Increase (decrease) in accounts payable .....           400              400
   Increase (decrease) in accrued liabilities ..             -                -
                                                  ------------   --------------
 Net cash used in operating activities .........        (7,547)         (11,126)
                                                  ------------   --------------


INVESTING ACTIVITIES
                                                  ------------   --------------
 Net cash used in investing activities .........             -                -
                                                  ------------   --------------


FINANCING ACTIVITIES

   Common stock issued for cash ................           120            1,020
   Additional Paid in Capital ..................        11,880           19,980
                                                  ------------   --------------
   Net cash provided by financing activities ...        12,000           21,000
                                                  ------------   --------------

INCREASE IN CASH AND CASH EQUIVALENTS ..........         4,453            9,874

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         5,421                0
                                                  ------------   --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....         9,874            9,874
                                                  ============   ==============


Supplemental Cash Flow Disclosures:

 Cash paid for:
   Interest expense ............................  $          -   $            -
                                                  ============   ==============
   Income taxes ................................  $          -   $            -
                                                  ============   ==============

   The accompanying notes are an integral part of these financial statements.

                                MIB DIGITAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               (APRIL 30, 2010)

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

Through April 30, 2010 the Company was in the development stage and has not carried on any significant operations and has generated no revenues. The Company has incurred losses since inception aggregating $11,526. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The results of operations for the three and six month period ending April 30, 2010 are not necessarily indicative of the results for the full fiscal year ending October 31, 2010

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less.

                                MIB DIGITAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               (APRIL 30, 2010)

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

Income Taxes
------------

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of April 30, 2010.

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

                                MIB DIGITAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               (APRIL 30, 2010)

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

NOTE 3.  SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to April 30, 2010 through May 21, 2010, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

NOTE 4.  STOCKHOLDERS' EQUITY

On September 23, 2009, the Company issued 9,000,000 of its $0.0001 par value common stock for $9,000 cash to the founders of the Company. The issuance of the shares was made to the sole officer and director of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of
Section 4 (2) of that Act.

On March 25, 2010, the company issued 1,200,000 shares of common stock to 24 investors in accordance with Form S-1 (commission file #333-163172) for cash and consideration of $12,000.

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

The Company did not generate any revenue during the quarter ended April 30, 2010.

Total expenses for the six (6) months ending April 30, 2010 were $7,947 resulting in an operating loss for the period of $7,947. Basic net loss per share amounting to $.0009 for the six (6) months ending April 30, 2010.

General and Administrative expenses consisted primarily of filing and professional fees, office expenses and bookkeeping for the six (6) months ending April 30, 2010 and were $7,947.

Total expenses for the three (3) months ending April 30, 2010 were $6,347 resulting in an operating loss for the period of $6,347. Basic net loss per share amounting to $.0007 for the three (3) months ending April 30, 2010.

General and Administrative expenses consisted primarily of filing and professional fees, office expenses and bookkeeping for the three (3) months ending April 30, 2010 and were $6,347.

Accounts payable for the period ending April 30, 2010 were $400.

Liquidity and Capital Resources
-------------------------------

At April 30, 2010 we had working capital of $9,474 consisting of cash on hand of $9,874 less accounts payable of $400, as compared to working capital of $5,421 at October 31, 2009 and cash of $5,421.

Net cash used in operating activities for the six months ended April 30, 2010 was $7,547 as compared to $11,126 for the period from inception on September 23, 2009 through April 31, 2010.

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

As of April 30, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of April 30, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by April 30, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by October 31, 2010.

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

                                        Dated: May 26, 2010