Form 10-Q
period 2010-07-31
Cahaba Pharmaceuticals, Inc.
filed 2010-09-13
CIK 1476638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  333-163172

CAHABA PHARMACEUTICALS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada		26-3439890
(State of incorporation)		(IRS Employer Identification No.)

2670 Towne Village Drive Duluth, Georgia 30097
(Address of principal executive offices)

678.428.6026
(Issuer’s telephone number)

MIB Digital, Inc. (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  85,000,018 shares of common stock are issued and outstanding as of September 9, 2010.

CAHABA PHARMACEUTICALS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward – looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (the “SEC”) and declared effective on March 5, 2010. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to Cahaba Pharmaceuticals, Inc.

PART I - FINANCIAL INFORMATION

CAHABA PHARMACEUTICALS, INC.
(A Development Stage Company)

BALANCE SHEET

	31-Jul	As of
	2010	October 31,
	Unaudited	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,198	$5,421
Total current assets	8,198	5,421

TOTAL ASSETS	$8,198	$5,421

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	650	-
Total liabilities	650	-

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital Stock
Authorized:
250,000,000 common shares, $0.0001 par value
Issued and outstanding shares:
10,200,000 and 9,000,000 shares issued and outstanding at July 31, 2010 and October 31, 2009, respectively	$1,020	$900
Additional paid-in capital	19,980	8,100
Deficit accumulated during the development stage	(13,452)	(3,579)
Total Stockholders' Equity (Deficiency)	7,548	5,421

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,198	$5,421

The accompanying notes are an integral part of these financial statements.

CAHABA PHARMACEUTICALS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the Period
			from Inception
	Three Months	Nine Months	September 23,
	Ended	Ended	2009 to
	31-Jul	31-Jul	31-Jul
	2010	2010	2010

REVENUES	$0	$0	$0

EXPENSES
General & Administrative	$1,926	$9,873	$13,452

Loss Before Income Taxes	$(1,926)	$(9,873)	$(13,452)

Provision for Income Taxes	0	0	0

Net Loss	$(1,926)	$(9,873)	$(13,452)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.000)	$(0.001)

Weighted Average Common shares outstanding	10,200,000	9,567,033

The accompanying notes are an integral part of these financial statements.

CAHABA PHARMACEUTICALS, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception -September 23, 2009	-	$-	$-	$-	$-

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on 9/23/2009	9,000,000	900	8,100	-	9,000

Loss for the period from inception on September 23, 2009 to October 31, 2009	-	-	-	(3,579)	(3,579)
				-
Balance - October 31, 2009	9,000,000	900	8,100	(3,579)	5,421

Loss for the quarter ended Jan 31, 2010				(1,600)	(1,600)

Balance - January 31, 2010	9,000,000	900	8,100	(5,179)	3,821

Private placement of 1,200,000 common shares ($0.0001 par value) on March 25, 2010 @ $0.01 per share	1,200,000	120	11,880		12,000

Loss for the quarter ended April 30, 2010				(6,347)	(6,347)

Balance	10,200,000	1,020	19,980	(11,526)	9,474

Loss for the quarter ended July 31, 2010				(1,926)	(1,926)

Balance	10,200,000	1,020	19,980	(13,452)	7,548

The accompanying notes are an integral part of these financial statements.

CAHABA PHARMACEUTICALS, INC.
 (A Development Stage Company)

STATEMENTS CASH FLOWS

		For the Period
		from Inception
	Nine Months	September 23,
	Ended	2009 to
	31-Jul	31-Jul
	2010	2010

OPERATING ACTIVITIES

Loss for the period	$(9,873)	(13,452)

Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses
Increase (decrease) in accounts payable	650	650
Increase (decrease) in accrued liabilities
Net cash used in operating activities	(9,223)	(12,802)

INVESTING ACTIVITIES
Net cash used in investing activities

FINANCING ACTIVITIES

Common stock issued for cash	120	1,020
Additional Paid in Capital	11,880	19,980
Net cash provided by financing activities	12,000	21,000

INCREASE IN CASH AND CASH EQUIVALENTS	2,777	8,198

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,421	0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	8,198	8,198

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

CAHABA PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(JULY 31, 2010)

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Cahaba Pharmaceuticals, Inc. (“Cahaba” or the “Company”) is a development stage company, incorporated under the name MIB Digital, Inc., in the State of Florida on September 23, 2009, to develop and operate an advertising and subscription supported content management platform capable of delivering video, audio and related advanced multimedia programming to broadband, Internet Protocol television (IPTV) and a wide variety of wireless mobile devices ranging from low cost mobile telephones to wireless-enabled Portable Digital Assistants (PDAs). On August 24, 2010 the Company was re-incorporated in Nevada and changed its name to Cahaba Pharmaceuticals, Inc. See note 3 below for additional information.

Through July 31, 2010 the Company was in the development stage and has not carried on any significant operations and has generated no revenues. The Company has incurred losses since inception aggregating $13,452. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification ("ASC") 915 "Development Stage Entities", which was previously Statement of Financial Accounting Standards ("SFAS") No. 7.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended October 31, 2009 and notes thereto and other pertinent information contained in our Form S-1/A as filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the three and nine month period ending July 31, 2010 are not necessarily indicative of the results for the full fiscal year ending October 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value.  For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less.

Earnings (Loss) per Share

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of July 31, 2010.

Advertising

The Company will expense advertising as incurred. The cost of advertising since inception has been $0.00.

Use of Estimates

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

NOTE 3.  SUBSEQUENT EVENTS

On August 24, 2010, pursuant to our agreement and plan of merger with our special purpose wholly-owned subsidiary Cahaba Pharmaceuticals, Inc., a Nevada corporation, we merged with and into Cahaba Pharmaceuticals with Cahaba Pharmaceuticals as the surviving corporation.  The purpose of the merger was to re-domicile the Company from Florida to Nevada, to change its name and to effect a recapitalization.  Cahaba Pharmaceuticals was incorporated on August 20, 2010 for the sole purpose of effecting the merger, with an authorized capital stock of 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

The merger was approved on August 23, 2010, by written consent of the Company’s board of directors and by the written consent of the holder of a majority of the Company’s outstanding shares.  No meeting of stockholders of the Company was required under Florida law.

In the merger, each share of the common stock, par value $0.0001 per share, of the Company was automatically converted into eight and one-third (8⅓) shares of Cahaba Pharmaceuticals’ common stock, par value $0.001 per share (subject to statutory appraisal rights of stockholders whose consent to the merger was not obtained).  (Share and per share numbers of the Company’s common stock in this report have not been retroactively adjusted to reflect this recapitalization.)  Immediately after the merger all of the outstanding common stock of the Company were cancelled and represent only the right to receive shares of Cahaba Pharmaceuticals or to exercise appraisal rights.

The effects of the merger were as follows:

1.	The Company was renamed “Cahaba Pharmaceuticals, Inc.” That is, by operation of the merger, Cahaba Pharmaceuticals is the surviving corporation and successor in interest to the Company.

2.	The Company was re-domiciled in Nevada. That is, Cahaba Pharmaceuticals, as successor to the Company as a result of the merger, is a Nevada corporation.

3.
The authorized capital stock of the Company was increased to 300,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock.  That is, by operation of the merger the authorized capital stock of Cahaba Pharmaceuticals became the combined entity’s authorized capital stock.

4.
The 10,200,000 shares of the Company’s common stock outstanding prior to the merger were converted into 85,000,000 shares of common stock (subject to rounding up for fractional shares) of Cahaba Pharmaceuticals; the outstanding capital stock of Cahaba Pharmaceuticals following the merger was 85,000,018 shares of common stock and no shares of preferred stock.

5.
The directors of the Company immediately preceding the merger became the directors of Cahaba Pharmaceuticals on and after the effectiveness of the merger, and the officers of the Company immediately preceding the merger became the officers of Cahaba Pharmaceuticals on and after the effectiveness of the merger.

The merger does not result in any change in the business, management, location of principal executive offices, assets, liabilities, net worth, accounting practices or control of the Company.

Cahaba Pharmaceuticals, as the successor registrant, will continue to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder.

We have evaluated events and transactions that occurred subsequent to July 31, 2010 through Sept 8, 2010, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements.  Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

NOTE 4.  STOCKHOLDERS’ EQUITY

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

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cahaba Pharmaceuticals, Inc. is a development stage company and was incorporated under the name MIB Digital, Inc., in Florida on September 23, 2009, to develop and operate an advertising and subscription supported content management platform. As of the date of this report, the Company has no operations and in accordance with SFAS #7 is considered to be in the development stage.

Recent Developments

On August 24, 2010, pursuant to our agreement and plan of merger with our special purpose wholly-owned subsidiary Cahaba Pharmaceuticals, Inc., a Nevada corporation, we merged with and into Cahaba Pharmaceuticals with Cahaba Pharmaceuticals as the surviving corporation.  The purpose of the merger was to re-domicile the Company from Florida to Nevada, to change its name and to effect a recapitalization.  Cahaba Pharmaceuticals was incorporated on August 20, 2010 for the sole purpose of effecting the merger, with an authorized capital stock of 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

The merger was approved on August 23, 2010, by written consent of the Company’s board of directors and by the written consent of the holder of a majority of the Company’s outstanding shares.  No meeting of stockholders of the Company was required under Florida law.

In the merger, each share of the common stock, par value $0.0001 per share, of the Company was automatically converted into eight and one-third (8⅓) shares of Cahaba Pharmaceuticals’ common stock, par value $0.001 per share (subject to statutory appraisal rights of stockholders whose consent to the merger was not obtained).  (Share and per share numbers of the Company’s common stock in this report have not been adjusted to reflect this recapitalization.) Immediately after the merger all of the outstanding common stock of the Company were cancelled and represent only the right to receive shares of Cahaba Pharmaceuticals or to exercise appraisal rights.

The effects of the merger were as follows:

1.	The Company was renamed “Cahaba Pharmaceuticals, Inc.” That is, by operation of the merger, Cahaba Pharmaceuticals is the surviving corporation and successor in interest to the Company.

2.	The Company was re-domiciled in Nevada. That is, Cahaba Pharmaceuticals, as successor to the Company as a result of the merger, is a Nevada corporation.

3.
The authorized capital stock of the Company was increased to 300,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock.  That is, by operation of the merger the authorized capital stock of Cahaba Pharmaceuticals became the combined entity’s authorized capital stock.

4.
The 10,200,000 shares of the Company’s common stock outstanding prior to the merger were converted into 85,000,000 shares of common stock (subject to rounding up for fractional shares) of Cahaba Pharmaceuticals; the outstanding capital stock of Cahaba Pharmaceuticals following the merger was 85,000,018 shares of common stock and no shares of preferred stock.

5.
The directors of the Company immediately preceding the merger became the directors of Cahaba Pharmaceuticals on and after the effectiveness of the merger, and the officers of the Company immediately preceding the merger became the officers of Cahaba Pharmaceuticals on and after the effectiveness of the merger.

The merger does not result in any change in the business, management, location of principal executive offices, assets, liabilities, net worth, accounting practices or control of the Company.

Cahaba Pharmaceuticals, as the successor registrant, will continue to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder.

The  Company is currently engaged in discussions with Cahaba Pharmaceuticals, LLC, a privately held Delaware limited liability company (“Cahaba LLC”), regarding a possible business combination involving the two companies.  At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with a transaction.  With the permission of Cahaba LLC, we have changed our name to facilitate these discussions.  If the parties determine not to proceed with a business combination, the registrant will change its name back to MIB Digital, Inc., or adopt another name.

Results of Operations

The following discussion should be read in conjunction with the accompanying financial statements and the Company's S-1 and amended S-1/As. Results for interim periods may not be indicative of results for the full year.

During the first three months of the Company’s 2009 fiscal year we focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On November 18, 2009 the Company filed a Registration Statement on Form S-1 and subsequently filed S-1/A amendments with the SEC. The Registration Statement was declared effective as of March 5, 2010

The Company has not generated any revenue during the period from September 23, 2009 (inception) through July 31, 2010.

Total expenses for the nine (9) months ended July 31, 2010 were $9,873, resulting in an operating loss for the period of $9,873. Basic and diluted loss per share was $.001 for the nine (9) months ending July 31, 2010.

Expenses were comprised of general and administrative expenses and consisted primarily of filing and professional fees, office expenses and bookkeeping for the nine (9) months ending July 31, 2010.

Total expenses for the three (3) months ended July 31, 2010 were $1,926 resulting in an operating loss for the period of $1,926. Basic and diluted loss per share was $.000 for the three (3) months ending July 31, 2010.

Expenses were comprised of general and administrative expenses and consisted primarily of filing and professional fees, office expenses and bookkeeping for the three (3) months ending July 31, 2010.

Accounts payable at July 31, 2010 was $650.

Liquidity and Capital Resources

From September 23, 2009 (inception) through July 31, 2010, our assets have consisted solely of cash and cash equivalents.  At July 31, 2010 we had cash and cash equivalents in the amount of $8,198, as compared to $5,421 at October 31, 2009.

Cash used in operating activities for the nine (9) month period ended July 31, 2010 was $9,223 and $12,802 for the period from September 23, 2009 (inception) through July 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent imitations of internal controls, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of July 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2010.

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

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee that will undertake the oversight in the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by management, when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and the lack of a majority of outside directors on our board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by January 31, 2011.

Changes in internal controls over financial reporting

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None, other than as previously reported.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED)

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description

3.2	Articles of Incorporation of Cahaba Pharmaceuticals, Inc. (1)

3.3	Certificate of Merger of MIB Digital, Inc., with and into Cahaba Pharmaceuticals, Inc. (1)

10.1	Agreement and Plan of Merger between MIB Digital, Inc., and Cahaba Pharmaceuticals, Inc. (1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive, financial and accounting officer

32.1	Section 1350 Certification of principal executive, financial and accounting officer

(1)	Incorporated by reference, numbered as indicated above, from the registrant’s Form 8-K filed with the Securities and Exchange Commission on August 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 10, 2010	CAHABA PHARMACEUTICALS, INC.

	By:		/s/ Scott Hughes
		Name:	Scott Hughes
		Title:	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director Chief Executive Officer and Chief Financial Officer