Form 10-K
period 2010-10-31
Cahaba Pharmaceuticals, Inc.
filed 2011-02-14
CIK 1476638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  October 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  333-163172

CAHABA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	02-0811868
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

517 NW 8 Terrace
Cape Coral, Florida 33993
(Address of principal executive offices)

(239) 220-0108
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

On April 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, 10,000,000 shares of its Common Stock, $0.0001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant.  The market value of those shares was $0, as the registrant’s stock did not then and does not presently trade.  For this purpose, shares of Common Stock beneficially owned by each executive officer and director of the registrant, and each person known to the registrant to be the beneficial owner of 10% or more of the Common Stock then outstanding, have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 11, 2011, there were 85,000,018 shares of the registrant’s common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”).  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “Cahaba,” “we,” “us” or “our” are to Cahaba Pharmaceuticals, Inc.

PART I

ITEM 1. BUSINESS

General

Cahaba Pharmaceuticals, Inc., is a development stage company and was incorporated under the name MIB Digital, Inc., in Florida on September 23, 2009, to develop and operate an advertising and subscription supported content management platform. As of the date of this report, the Company has no operations and in accordance with Statement of Financial Accounting Standards Accounting Standards Codification (“FAS ASC”) 915 is considered to be in the development stage.

On August 24, 2010, pursuant to an agreement and plan of merger with our special purpose wholly-owned subsidiary Cahaba Pharmaceuticals, Inc., a Nevada corporation, we merged with and into Cahaba Pharmaceuticals, Inc., with Cahaba Pharmaceuticals, Inc., as the surviving corporation.  The purpose of the merger was to re-domicile the Company from Florida to Nevada, to change its name and to effect a recapitalization.  Cahaba Pharmaceuticals, Inc., was incorporated on August 20, 2010, for the sole purpose of effecting the merger, with an authorized capital stock of 300,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.0001 per share.

The merger was approved on August 23, 2010, by written consent of the Company’s board of directors and by the written consent of the holder of a majority of the Company’s outstanding shares.  No meeting of stockholders of the Company was required under Florida law.

In the merger, each share of the common stock, par value $0.0001 per share, of the Company was automatically converted into eight and one-third (8⅓) shares of Cahaba Pharmaceuticals, Inc., common stock, par value $0.0001 per share (subject to statutory appraisal rights of stockholders whose consent to the merger was not obtained).  (Share and per share numbers of the Company’s common stock in this report have been adjusted retroactively to reflect this recapitalization.)

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

The merger did not result in any change in the business, management, location of principal executive offices, assets, liabilities, net worth, accounting practices or control of the Company.

Cahaba Pharmaceuticals, Inc., as the successor registrant, will continue to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder.

The  Company had been engaged in discussions with Cahaba Pharmaceuticals, LLC, a privately held Delaware limited liability company (“Cahaba LLC”), regarding a possible business combination involving the two companies.  However, no definitive terms were agreed to, and currently the Company does not intend to proceed with such a transaction.  We may change our name back to MIB Digital, Inc., or adopt another name.

We are presently inactive, but we are looking at ventures of merit for corporate participation as means of enhancing shareholder value.  This may involve sales of our equity or debt securities in merger or acquisition transactions.

Patents, Trademarks and Licenses

We do not presently own any patents, trademarks, copyrights or other forms of intellectual property.

Research and Development

We have not performed any research and development since our inception.

Employees

We have one employee, who devotes minimal time to Company matters.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 517 NW 8 Terrace, Cape Coral, Florida 33993.  The office is provided to us on a rent free basis by our Chief Executive Officer, Kenneth Spiegeland.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.  Currently we are not aware of any litigation pending or threatened by or against the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been approved to be quoted on the OTC Bulletin Board under the symbol “CAHA”.  However, to date there has been no trading market for our common stock.

The market price of our common stock may be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control.  In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

As of February 11, 2011, we had 29 shareholders of record of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock.  We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.  Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, financial condition and other factors that our Board of Directors may deem relevant.

Recent Sales of Unregistered Equity Securities

Except as previously disclosed in Current Reports on Form 8-K that we have filed, we have not sold any of our equity securities during the period covered by this Report that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Much of the discussion in this Item is “forward looking.”  Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments.  Other factors that could cause results to differ materially are described in our filings with the SEC.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to, general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-K to be accurate as of the date hereof.  Changes may occur after that date.  We will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 8 of Part II of this Form 10-K.

Plan of Operation

We were formed to develop and operate an advertising and subscription supported content management platform.  We conducted minimal operations in this line of business and have since decided to discontinue operations in this area.  We are presently inactive, but we are looking at ventures of merit for corporate participation as means of enhancing shareholder value.  This may involve sales of our equity or debt securities in merger or acquisition transactions.

We have minimal operating costs and expenses at the present time due to our limited business activities. We do not currently engage in any product research and development and have no plans to do so in the foreseeable future.  We do not anticipate the purchase or sale of any significant equipment.  We also do not expect any significant additions to the number of employees.  The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.  We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future.  Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Results of Operations

The following discussion should be read in conjunction with the accompanying financial statements and the notes thereto.

The Company has not generated any revenue during the period from September 23, 2009 (inception) through October 31, 2010.

Total expenses for the year ended October 31, 2010 were $21,259, resulting in an operating loss for the period of $21,259. Basic and diluted loss per share was $0.000 for the year ended October 31, 2010.

Expenses were comprised of general and administrative expenses and consisted primarily of filing and professional fees, office expenses and bookkeeping.

Accounts payable and accrued expenses at October 31, 2010 totaled $3,500.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended October 31, 2010, contains a going concern qualification, as we have suffered losses since our inception.  As reflected in the accompanying financial statements, we are in the development stage with no operations. We have minimal assets and have achieved no operative revenues since our inception.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

From September 23, 2009 (inception) through October 31, 2010, our assets have consisted solely of cash and cash equivalents.  At October 31, 2010 we had cash and cash equivalents in the amount of $262, as compared to $5,421 at October 31, 2009.

Cash used in operating activities for the fiscal year ended October 31, 2010 was $17,759 and $21,338 for the period from September 23, 2009 (inception) through October 31, 2010.

Since our inception, we have been financed primarily by sales of our common stock.  From September 23, 2009 (inception) through October 31, 2010, we raised $21,000 from sales of shares of common stock.

Our lack of operations and revenues and or net loss incurred raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement a business plan. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We anticipate that our operational and general and administrative expenses, absent the commencement of operations, for the next 12 months will total approximately $25,000.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We believe that, at our current level of operation, we do not have sufficient cash to meet our expenses for the next twelve months.  We expect that we will need to obtain additional capital in order to meet our operational needs, execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or debt securities, or borrow funds from private lenders or banking institutions. We have not made any decisions with respect to any such financing.  There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.  If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Off Balance Sheet Transactions

None.

Contractual Obligations

Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our chief executive and financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of October 31, 2010, based on the COSO framework criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit smaller reporting companies to provide only management’s report in this annual report.

Officer’s Certification

Appearing as exhibits to this Annual Report is the Certification of our principal executive officer and principal financial officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended October 31, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our Board of Directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers.

The following table sets forth certain information, as of February 11, 2010, with respect to our officers and directors:

Name	Positions Held	Age	Date of Election or Appointment as Director
Kenneth Spiegeland	Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer; and Director	47	February 1, 2011

Richard Ringel	Director	40	February 1, 2011

Kenneth Spiegeland

Mr. Spiegeland, 47, has been a Senior Account Manager with Concord Private Jet since January, 2010.  From April 2008 to January 2010, he was a real estate broker and a partner in KBS Partnership, a real estate holding company he founded in 1985, and from January 2005 to December 2008, he was the Managing Member of New Space Closet. Prior to this, from January 2000 to November 2005, he was Division Manager with Masco Contractor Services, a subsidiary of Masco Corporation, a leading manufacturer of home improvement and building products, and from February 1998 to January 2000, he was the General Manager of Gabriel-Spry Services, a division of Gale Industries, and prior to this he served as Executive Vice President of Gabriel-Spry Company Inc. since 1983.

Richard Ringel

Mr. Ringel, 40, is currently a private investor. From January 1993 to February 1994, he worked as a broker for South Richmond Securities, Inc. in Melville, New York.  He graduated from the State University of New York at Albany in 1992 with a Bachelor of Science degree in biology.

Employment Agreements

We do not have any employment agreement or arrangement with any of our employees.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the board.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function.  We currently have limited working capital and no revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.  If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit committee, a compensation committee and other applicable committees.

Board of Directors

Mr. Spiegeland, as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, is not an independent director.  Mr. Ringel may qualify as independent under appropriate independence standards, but the Board of Directors has made no determination with respect thereto.  There are no agreements with respect to the election of directors. We have not compensated our directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, no security holders have made any such recommendations.  Our directors perform all functions that would otherwise be performed by committees.  Given the present size of our board, it is not practical for us to have committees.  If we are able to grow our business and increase our operations we intend to expand the size of our board and allocate responsibilities accordingly.

Corporate Governance

We are a shell corporation which has yet to achieve operating revenues.  We believe that our present management structure is appropriate for a company of our size and state of development.

Our Board of Directors collectively undertakes our risk oversight function.  This review of our risk tolerances includes, but is not limited to, financial, legal and operational risks and other risks concerning our reputation and ethical standards.

Given our size, we do not have a nominating committee or a diversity policy.  Our entire Board of Directors monitors and assesses the need for and qualifications of additional directors.  We may adopt a diversity policy in the future in connection with our anticipated growth.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

The company has adopted a Code of Business Conduct and Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Business Conduct and Ethics has been filed as an exhibit to our registration statement on Form S-1 filed November 18, 2009.

A copy of our Code of Business Conduct and Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Business Conduct and Ethics, please make written request to our Chief Executive Officer c/o Cahaba Pharmaceuticals, Inc., at 517 NW 8 Terrace, Cape Coral, Florida 33993.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended October 31, 2010 and 2009, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended October 31, 2010; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended October 31, 2010; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended October 31, 2010 that received annual compensation during the fiscal year ended October 31, 2010 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Scott Hughes,	2010	$-	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer, President, Secretary and Treasurer	2009	-	-	-	-	-	-	-	-

We have not issued any stock options or maintained any stock option or other incentive plans since our inception. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Compensation of Directors

Our directors do not receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended October 31, 2010, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of February 11, 2011, by:

1.	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

2.	each of our directors;

3.	each of our executive officers; and

4.	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of February 11, 2011.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.  Except as otherwise indicated, the address of each person listed below is c/o Cahaba Pharmaceuticals, Inc., 517 NW 8 Terrace, Cape Coral, Florida 33993.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Kenneth Spiegeland, Chief Executive Officer, President, Secretary and Treasurer; Director	Common Stock	-	-

Richard Ringel, Director	Common Stock	-	-

All directors and executive officers as a group	Common Stock	-	-

Scott Hughes (3)	Common Stock	75,000,000	88.2%

1.
As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.  Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

2.	There were 85,000,018 shares of common stock issued and outstanding on February 11, 2011.

3.
The address for Mr. Hughes is 2670 Towne Village Drive, Duluth, Georgia  30097. Mr. Hughes may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act, by virtue of his stock holdings. Mr. Hughes is the only "promoter" of our company.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We currently use an office space provided by Kenneth Spiegeland, our Chief Executive Officer, President, Secretary and Treasurer, at no cost to us.  Management has agreed to continue this arrangement until we complete an acquisition or merger.

Mr. Spiegeland, as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, is not an independent director.  Mr. Ringel may qualify as independent under appropriate independence standards, but the Board of Directors has made no determination with respect thereto.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended October 31, 2010 and 2009 are set forth in the table below:

Fee Category	Fiscal year ended October 31, 2010	Fiscal year ended October 31, 2009

Audit fees (1)	$4,900	$3,500
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$4,900	$3,500

(1)
Audit fees consist of fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of our interim financial statements included in our quarterly reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services rendered by our principal accountant relating to tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees billed for all other products and services rendered by our principal accountant.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our Board of Directors performs the function of an audit committee.  Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our Board of Directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of October 31, 2010 and 2009	F-3

Statements of Operations for the years ended October 31, 2010 and October 31, 2009, and for the period from September 23, 2009 (Inception) to October 31, 2010	F-4

Statements of Changes in Stockholders’ Equity/(Deficiency) for the period from September 23, 2009 (Inception) to October 31, 2010	F-5

Statements of Cash Flows for the years ended October 31, 2010 and October 31, 2009, and for the period from September 23, 2009 (Inception) to October 31, 2010	F-6

Notes to Financial Statements	F-7 – F-12

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

(a)	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

(b)	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

(c)	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

(d)	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant **

3.2	3.2	By-Laws of Registrant **

14	14	Code of Business Conduct and Ethics **

21	*	List of Subsidiaries

31.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Incorporated by reference to the indicated exhibit number in the Company’s registration statement on Form S-1 filed with the SEC on November 18, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAHABA PHARMACEUTICALS, INC.

Dated: February 14, 2011	By:	/s/ Kenneth Spiegeland
Kenneth Spiegeland
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on February 14, 2011.

/s/ Kenneth Spiegeland
Kenneth Spiegeland
Principal Executive Officer, Principal Financial Officer and Director

/s/ Richard Ringel
Richard Ringel
Director

FINANCIAL STATEMENTS

CAHABA PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cahaba Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Cahaba Pharmaceuticals, Inc. (a development stage enterprise) (the “Company”) as of October 31, 2010 and 2009 and the related statements of operations, stockholders’ equity/(deficit), and cash flows for the years then ended and the period September 23, 2009 (inception) to October 31, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cahaba Pharmaceuticals, Inc. (a Nevada corporation) as of October 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period September 23, 2009 (inception) to October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 2, the Company has been in the development stage since its inception (September 23, 2009) and continues to incur significant losses. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates CPA’s LLC
Lake & Associates CPA’s LLC
Schaumburg, Illinois
Febbruary 14, 2011

1905 Wright Boulevard
Schaumburg, IL 60193

Phone: 847-524-0800
Fax: 847-524-1655

Cahaba Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Balance Sheets
October 31, 2010 and October 31, 2009

	October 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$262	$5,421
Total current assets	262	5,421

Total Assets	$262	$5,421

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued expenses	$3,500	$-
Loans from shareholders	600	-

Total Liabilities	4,000	-

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding at October 31, 2010 and October 31, 2009, respectively	$-	$-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 85,000,018 and 75,000,018 shares issued and outstanding at October 31, 2010 and October 31, 2009, respectively	8,500	7,500
Additional paid-in capital	12,500	1,500
Deficit accumulated during development stage	(24,838)	(3,579)
Total stockholders’ equity (deficit)	(3,838)	5,421

Total Liabilities and Stockholders’ Equity	$262	$5,421

The accompanying notes are integral parts of these financial statements

Cahaba Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Statement of Operations
For the Years Ended October 31, 2010 and October 31, 2009,
And for the Period from September 23, 2009 (Inception) to October 31, 2010

	For the Years Ended October 31,		Period from Inception (September 23, 2009) to October 31,
	2010	2009	2010

Revenues	$-	$-	$-

Operating Expense:
General and administrative	21,259	3,579	24,838

Loss from operations	(21,259)	(3,579)	(24,838)

Loss before income taxes	(21,259)	(3,579)	(24,838)

Provision for income taxes	-	-	-

Net Loss	$(21,259)	$(3,579)	$(24,838)

Per Share Data:
Basis & Diluted loss per share	$(0.000)	$(0.000)
Weighted average shares
Outstanding basic and diluted	81,054,812	75,000,018

The accompanying notes are integral parts of these financial statements

Cahaba Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Statement of Shareholder’s Equity
For the Period from September 23, 2009 (Inception) to October 31, 2010

	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Inception – September 23, 2009	-	$-	$-	$-	$-

Common shares issued to Founder for cash at $0.0001 per share (par value $0.0001) on September 23, 2009	75,000,018	7,500	1,500	-	9,000

Loss for the period from inception on September 23, 2009 to October 31, 2009	-	-	-	(3,579)	(3,579)

Balance – October 31, 2009	75,000,018	7,500	1,500	(3,579)	5,421

Private placement of 1,200,000 common shares ($0.0001 par value) on March 25, 2010 @ $0.01 per share	10,000,000	1,000	11,000		12,000

Net Loss				(21,259)	(21,259)

Balance	85,000,018	$8,500	$12,500	$(24,838)	$(3,838)

The accompanying notes are integral parts of these financial statements

Cahaba Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
For the Years Ended October 31, 2010 and
For the Period from September 23, 2009 (Inception) to October 31, 2010

	For the Years Ended October 31,		For the Period from Inception September 23, 2009 to October 31,
	2010	2009	2010

OPERATING ACTIVITIES

Loss for the period	$(21,259)	$(3,579)	$(24,838)

Changes in Operating Assets and Liabilities:
Increase in accounts payables and accrued expenses	3,500	-	3,500
Net cash (used in) operating activities	(17,759)	(3,579)	(21,338)

INVESTING ACTIVITIES
Net cash used in investing activities	-	-	-

FINANCING ACTIVITIES
Proceeds from private placement of common stock	12,000	9,000	21,000
Loans from shareholders	600	-	600
Net cash provided by financing activities	12,600	9,000	21,600

INCREASE IN CASH AND CASH EQUIVALENTS	(5,159)	5,421	262

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,421	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$262	$5,421	$262

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are integral parts of these financial statements

Cahaba Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Notes To Financial Statements
October 31, 2010

NOTE 1.  GENERAL ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On August 24, 2010, pursuant to an agreement and plan of merger with our special purpose wholly-owned subsidiary Cahaba Pharmaceuticals, Inc., a Nevada corporation, we merged with and into Cahaba Pharmaceuticals, Inc., with Cahaba Pharmaceuticals, Inc., as the surviving corporation.  The purpose of the merger was to re-domicile the Company from Florida to Nevada, to change its name and to effect a recapitalization.  Cahaba Pharmaceuticals, Inc., was incorporated on August 20, 2010, for the sole purpose of effecting the merger, with an authorized capital stock of 300,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.0001 per share.

In the merger, each share of the common stock, par value $0.0001 per share, of the Company was automatically converted into eight and one-third (8⅓) shares of Cahaba Pharmaceuticals, Inc., common stock, par value $0.0001 per share.

All share and per share data in this report gives retroactive effect to the eight and one-third for one (8⅓:1) forward split of our stock.

Our executive offices are located at 517 NW 8 Terrace, Cape Coral, Florida 33993.

NOTE 2. BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

For the years ended October 31, 2010 and October 31, 2009, the Company has had no significant operating history and has generated no revenues.  We operate and report as a development stage enterprise as defined under FAS ASC 915, Development Stage Entities.

Liquidity

As of October 31, 2010, we had $262 in cash, a working capital deficit of $3,838 and a deficit accumulated during development stage of $24,838.

Cahaba Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Notes To Financial Statements
October 31, 2010

These factors, among others, raise substantial doubt about our ability to continue as a going concern.  Due to our financial condition, the report of our independent registered public accounting firm on our October 31, 2010 audited financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

•	continuing to seek debt and equity financing or funding through strategic partnerships,

•	curtailing operations, where feasible, to conserve cash, and

•
investigating and pursuing transactions, including mergers, and other business combinations and relationships deemed by the board of directors to present attractive opportunities to enhance stockholder value.

For the fiscal year ended October 31, 2010, cash on hand and cash received through the sale of our common stock has been used to fund our limited operations.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value.  For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less.

Earnings (Loss) per Share

The Company has adopted FAS ASC 260, Earnings Per Share.  Basic earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding for any periods reported.

Cahaba Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Notes To Financial Statements
October 31, 2010

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of October 31, 2010.

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

Revenue and Cost Recognition

The Company has no current source of revenue; however, the Company has adopted FAS ASC 605, Revenue Recognition and intends to recognize revenue under these guidelines.

Cahaba Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Notes To Financial Statements
October 31, 2010

Property

The Company does not own any real estate or other properties. The Company's office is located 517 NW 8 Terrace, Cape Coral, Florida 33993. Our contact number is (239) 220-0108. The business office is located at the home of Kenneth Spiegeland, the CEO of the Company at no charge to the Company.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3. MERGER AND REORGANIZATION

On August 24, 2010, pursuant to our agreement and plan of merger with our special purpose wholly-owned subsidiary Cahaba Pharmaceuticals, Inc., a Nevada corporation, we merged with and into Cahaba Pharmaceuticals with Cahaba Pharmaceuticals as the surviving corporation.  The purpose of the merger was to re-domicile the Company from Florida to Nevada, to change its name and to effect a recapitalization.  Cahaba Pharmaceuticals was incorporated on August 20, 2010 for the sole purpose of effecting the merger, with an authorized capital stock of 300,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.0001 per share.

The merger was approved on August 23, 2010, by written consent of the Company’s board of directors and by the written consent of the holder of a majority of the Company’s outstanding shares.  No meeting of stockholders of the Company was required under Florida law.

In the merger, each share of the common stock, par value $0.0001 per share, of the Company was automatically converted into eight and one-third (8⅓) shares of Cahaba Pharmaceuticals’ common stock, par value $0.0001 per share (subject to statutory appraisal rights of stockholders whose consent to the merger was not obtained).  (Share and per share numbers of the Company’s common stock in this report have been retroactively adjusted to reflect this recapitalization.)  Immediately after the merger all of the outstanding common stock of the Company were cancelled and represent only the right to receive shares of Cahaba Pharmaceuticals or to exercise appraisal rights.

The effects of the merger were as follows:

1.	The Company was renamed “Cahaba Pharmaceuticals, Inc.” That is, by operation of the merger, Cahaba Pharmaceuticals is the surviving corporation and successor in interest to the Company.

Cahaba Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Notes To Financial Statements
October 31, 2010

2.	The Company was re-domiciled in Nevada. That is, Cahaba Pharmaceuticals, as successor to the Company as a result of the merger, is a Nevada corporation.

3.
The authorized capital stock of the Company was increased to 300,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock.  That is, by operation of the merger, the authorized capital stock of Cahaba Pharmaceuticals became the combined entity’s authorized capital stock.

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

The merger did not result in any change in the business, management, location of principal executive offices, assets, liabilities, net worth, accounting practices or control of the Company.

Cahaba Pharmaceuticals, as the successor registrant, will continue to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder.

NOTE 4. STOCKHOLDERS’ EQUITY

We are authorized to issue up to 300,000,000 shares of common stock, $0.0001 par value per share.  At October 31, 2010 and October 31, 2009, the Company had 85,000,018 shares and 75,000,018 shares outstanding, respectively.  Holders are entitled to one vote for each share of common stock (or its equivalent).

We are also authorized to issue up to 10,000,000 shares of preferred stock.  At October 31, 2010 and October 31, 2009, no preferred stock had been designated, issued or was outstanding.

Since inception, September 23, 2009, the Company’s board of directors has not adopted any stock option, stock award or deferred compensation plans.

On September 23, 2009, the Company issued 75,000,018 of its $0.0001 par value common stock for $9,000 cash to the founders of the Company. The issuance of the shares was made to the sole officer and director of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

Cahaba Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Notes To Financial Statements
October 31, 2010

On March 25, 2010, the company issued 10,000,000 shares of common stock to 24 investors in accordance with a registration statement on Form S-1 (commission file #333-163172) for cash and consideration of $12,000.

All share and per share information in this report gives retroactive effect to a 8⅓ -for-1 forward stock split effective August 24, 2010.

NOTE 5. RELATED PARTY TRANSACTIONS

Our executive office, located in Cape Coral, FL, is provided to the Company rent free by our Chief Executive Officer, Kenneth Spiegeland.

Our sole officer and director of the Company at October 31, 2010, Mr. Scott Hughes, owns 75,000,000 common shares representing approximately a 88% ownership interest.  Accordingly, he is in a position to elect all new directors and dissolve, merge or sell our assets or otherwise direct our affairs.  This concentration of ownership may have the effect of delaying, deferring or preventing a change in control; impede a merger consolidation, takeover or other business combination involving the Company.

In November 2010, Mr. Hughes resigned his positions in the Company.  See note 6, below.

During the fourth fiscal quarter, three shareholders made advances to the Company totaling $600 for payment of professional fees.  The advances bear no interest, are not collateralized and are due on demand.

NOTE 6. SUBSEQUENT EVENTS

On November 15, 2010, Scott Hughes resigned as a director, Chief Executive Officer, President, Secretary and Treasurer of the Company.  On November 15, 2010, Marc Lichtenstein was appointed by the Board of Directors to assume the positions formerly held by Mr. Hughes.  On February 1, 2011, Mr. Lichtenstein resigned as a director, Chief Executive Officer, President, Secretary and Treasurer of the Company, and the Company’s Board of Directors (a) increased the number of directors constituting the Board of Directors to two; (b) appointed Kenneth Spiegeland as a director and as Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company; and (c) appointed Richard Ringel as a director of the Company, effective immediately.

We have evaluated events and transactions subsequent to October 31, 2010, through the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements.  Other than the disclosures above, we did not identify any events or transactions through February 14, 2011 that should be recognized or disclosed in the accompanying financial statements.