Form 10-Q
period 2011-01-31
Cahaba Pharmaceuticals, Inc.
filed 2011-04-20
CIK 1476638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended January 31, 2011

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

678.428.6026
(Issuer’s telephone number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  85,000,018 shares of common stock are issued and outstanding as of April 19, 2011.

CAHABA PHARMACEUTICALS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward – looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (the “SEC”) and declared effective on March 5, 2010. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Cahaba Pharmaceuticals, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAHABA PHARMACEUTICALS, INC.
(A Development Stage Company)

BALANCE SHEETS

	January	October
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$219	$262
Deferred expenses	83,675	-
Total current assets	83,894	262

Total Assets	$83,894	$262

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued expenses	$106,720	$3,500
Loans from shareholders	600	600

Total Liabilities	107,320	4,100

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding at January 31, 2011 and October 31, 2010, respectively	$-	$-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 85,000,018 shares issued and outstanding at January 31, 2011 and October 31, 2010, respectively	8,500	8,500
Additional paid-in capital	12,500	12,500
Deficit accumulated during development stage	(44,426)	(24,838)
Total stockholders’ equity (deficit)	(23,426)	(3,838)

Total Liabilities and Stockholders’ Equity	$83,894	$262

Cahaba Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Statements of Operations
For the Three Month Periods Ended January 31, 2011 and 2010,
And for the Period from September 23, 2009 (Inception) to January 31, 2011
(Unaudited)

	For the Three Months Ended January 31,		Period from Inception (September 23, 2009) to
	2011	2010	January 31, 2011

Revenues	$-	$-	$-

Operating Expense:
General and administrative	19,588	1,600	44,426

Loss from operations	(19,588)	(1,600)	(44,426)

Loss before income taxes	(19,588)	(1,600)	(44,426)

Provision for income taxes	-	-	-

Net Loss	$(19,588)	$(1,600)	$(44,426)

Per Share Data:
Basis & Diluted loss per share	$(0.000)	$(0.000)
Weighted average shares
Outstanding basic and diluted	85,000,018	75,000,018

Cahaba Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Statement of Shareholder’s Equity (Deficit)
For the Period from September 23, 2009 (Inception) to January 31, 2011
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Inception – September 23, 2009	-	$-	$-	$-	$-

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on September 23, 2009	75,000,018	7,500	1,500	-	9,000

Loss for the period from inception on September 23, 2009 to October 31, 2009	-	-	-	(3,579)	(3,579)

Balance – October 31, 2009	75,000,018	7,500	1,500	(3,579)	5,421

Private placement of 1,200,000 common shares ($0.0001 par value) on March 25, 2010 @ $0.01 per share	10,000,000	1,000	11,000		12,000

Net Loss				(21,259)	(21,259)

Balance – October 31, 2010	85,000,018	8,500	12,500	(24,838)	(3,838)

Net Loss				(19,588)	(19,588)

Balance – January 31, 2011	85,000,018	$8,500	$12,500	$(44,426)	$(23,426)

Cahaba Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
For the Three Month Periods Ending January 31, 2011 and 2010, and
For the Period from September 23, 2009 (Inception) to October 31, 2010
(Unaudited)

	For the Three Months Ended January 31,		For the Period from Inception September 23, 2009
	2011	2010	to January 31, 2011

OPERATING ACTIVITIES

Loss for the period	$(19,588)	$(1,600)	$(44,426)

Changes in Operating Assets and Liabilities:
Increase in deferred expenses	(83,675)		(83,675)
Increase in accounts payables and accrued expenses	103,220	400	106,720
Net cash (used in) operating activities	(43)	(1,200)	(21,381)

INVESTING ACTIVITIES
Net cash used in investing activities	-	-	-

FINANCING ACTIVITIES
Proceeds from private placement of common stock	-	-	21,000

Loans from shareholders	-	-	600
Net cash provided by financing activities	-	-	21,600

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43)		219

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	262	5,421	-

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$219	$4,221	$219

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

NOTE 1.	GENERAL ORGANIZATION AND DESCRIPTION OF BUSINESS

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

All share and per share data in this report gives retroactive effect to the eight and one-third for one (8-1/3:1) forward split of our stock.

Our executive offices are located at 517 NW 8 Terrace, Cape Coral, Florida 33993.

NOTE 2.	BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

From our inception on September 23, 2009 through January 31, 2011, the Company has had no significant operating history and has generated  no revenues.  We operate and report as a development stage enterprise as defined under FAS  ASC 915, Development Stage Entities.

Liquidity

As of January 31, 2011 we had $219 in cash, a working capital deficit of $23,426 and a deficit accumulated during development stage of $44,426.

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

For the fiscal quarter ending January 31, 2011 and fiscal year ended October 31, 2010, cash on hand and cash received through the sale of our common stock has been used to fund our limited operations.

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

Property

The Company does not own any real estate or other properties. The Company's office is located 517 NW 8 Terrace, Cape Coral, Florida 33993. The business office is located at the home of Kenneth Spiegeland, the CEO of the Company, at no charge to the Company.

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

NOTE 4.            STOCKHOLDERS’ EQUITY

We are authorized to issue up to 300,000,000 shares of common stock, $0.0001 par value per share.  At January 31, 2011 and January 31, 2010, the Company had 85,000,018 shares and 75,000,018 shares outstanding, respectively.  Holders are entitled to one vote for each share of common stock (or its equivalent).

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

On March 25, 2010, the company issued 10,000,000 shares of common stock to 24 investors in accordance with Form S-1 (commission file #333-163172) for cash and consideration of $12,000.

All share and per share information in this report gives retroactive effect to a 8-1/3 to 1 (8-1/3:1) forward stock split effective August 24, 2010.

NOTE 5.	RELATED PARTY TRANSACTIONS

Our executive office, located at 517 NW 8 Terrace, Cape Coral, Florida 33993, is provided to the Company rent free by our Chief Executive Officer, Kenneth Spiegeland.

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

On February 1, 2011, Marc Lichtenstein resigned as director, Chief Executive Officer, President, Secretary and Treasurer of the Company.  On February 1, 2011, the Board of Directors (a) increased the number of directors constituting the Board of Directors to two; (b) appointed Kenneth Spiegeland as a director and as Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company; and (c) appointed Richard Ringel as a director of the Company, effective immediately. Each new director is to serve until the next annual meeting of shareholders or until his successor is duly elected and qualified or his earlier death, resignation or removal.

During the fourth fiscal quarter, three shareholders made advances to the Company totaling $600 for payment of professional fees.  The advances bear no interest, are not collateralized and are due on demand.

NOTE 6.	SUBSEQUENT EVENTS

On March 15, 2011, we had a first closing of $150,000 principal amount and on April 15 we had a second closing of $150,000 principal amount, of a private placement (the “Bridge Offering”) of our 10% Secured Convertible Promissory Notes due 2012 (the “Notes”).  We may sell up to an additional $700,000 principal amount of Notes in the Bridge Offering (although there can be no assurance that this will occur).  The Notes will mature one year from the date of the final closing of the Bridge Offering.  Accrued interest will be payable at maturity or upon earlier conversion.  The net proceeds of the sale of the Notes in these closings were (and the net proceeds of any future sale of the Notes will be) utilized by us to make a loan (the “Bridge Loan”) to DataCom.

We (i) are currently negotiating a reverse triangular merger with DataCom (the “Merger”) and (ii) intend to conduct a private placement offering (the “PPO”) for a minimum of 8,000,000 units (“Units”) of the Company’s securities at a price of $0.25 per Unit, each Unit consisting of one share of the Company’s common stock, par value $0.0001 (the “Common Stock”), and a warrant to purchase one share of Common Stock for five years at a price of $0.50 per share, to close simultaneously with the closing of the Merger.  Simultaneously with the closing of the Merger and the PPO, we would transfer all of our pre-Merger operating assets and liabilities to a newly formed wholly-owned subsidiary (“Split-Off Subsidiary”), and, thereafter, we would transfer all of the outstanding shares of capital stock of Split-Off Subsidiary to our pre-Merger insiders, in exchange for the surrender and cancellation of shares of the Common Stock held by such persons (the “Split-Off”).  Upon the consummation of the Merger, all indebtedness of DataCom to us (including accrued interest) represented by the Bridge Loan would be deemed canceled and paid in full.

Holders of the Notes (“Holders”) shall be entitled, at their option, at any time and from time to time from and after 70 days after the earlier of (i) April 30, 2011, if the Merger and the PPO shall not have closed by such date, and (ii) the date of termination or abandonment of negotiation of the Merger and the PPO prior to April 20, 2011, and until the Note is fully paid, to convert all or any part of the outstanding principal amount of the Note, plus accrued and unpaid interest thereon to the date of conversion, into shares of our Common Stock at a price of $0.10 per share (subject to adjustment in certain circumstances).  All of the outstanding principal amount of, and accrued but unpaid interest on, the Notes will automatically be converted into Units simultaneously with the closing of the Merger and the PPO at a price of $0.25 per Unit (subject to adjustment in certain circumstances); and, upon the closing of the Merger and the PPO, we will issue to the initial purchasers of the Notes, for each $0.25 of principal amount of the Notes purchased, a warrant to purchase one share of Common Stock, exercisable for a period of five years at $0.25 per share (subject to adjustment in certain circumstances).  Conversion of the Notes by any Holder is subject to a customary 4.99% “blocker.”

The Notes are secured by: (i) a first priority security interest in all of our  tangible and intangible assets relating to DataCom or the Merger, the PPO, the Bridge Loan and the related transactions, now owned or hereafter acquired by the Company; (ii) a first priority security interest in all of the tangible and intangible assets of DataCom now owned or hereafter acquired by DataCom; and (iii) a pledge by certain shareholders of DataCom of approximately 63% of the capital stock of DataCom.

At this stage, no definitive terms for the Merger or PPO have been agreed to between us and DataCom, and neither party is currently bound to proceed with either transaction, and there can be no assurance that any such transaction will be definitively agreed to or that we will be able to raise funding for the PPO on acceptable terms or at all, or that all conditions to closing contained in any definitive agreements will be satisfied. The Company has recognized deferred legal fees in connection with these transactions totaling $100,720 as of January 31, 2011. Once these transactions are successfully completed, the Company will allocate the previously deferred costs.

We have evaluated events and transactions subsequent to January 31, 2011 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements.  Other than the disclosures above, we did not identify any events or transactions through April 19, 2011 that should be recognized or disclosed in the accompanying financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cahaba Pharmaceuticals, Inc. is a development stage company and was incorporated under the name MIB Digital, Inc., in Florida on September 23, 2009, to develop and operate an advertising and subscription supported content management platform. As of the date of this report, the Company has no operations and in accordance with SFAS #7 is considered to be in the development stage.

Recent Developments

We are currently engaged in discussions regarding a possible business combination with DataCom Systems, Incorporated (“DataCom”), a privately held company that develops and markets video surveillance solutions through a combination of hardware and software components.

On March 15, 2011, we had a first closing of $150,000 principal amount, and on April 15 we had a second closing of $150,000 principal amount, of a private placement (the “Bridge Offering”)  of our 10% Secured Convertible Promissory Notes due 2012 (the “Notes”).  We may sell up to an additional $700,000 principal amount of Notes in the Bridge Offering (although there can be no assurance that this will occur).  The Notes will mature one year from the date of the final closing of the Bridge Offering.  Accrued interest will be payable at maturity or upon earlier conversion.  The net proceeds of the sale of the Notes in these closings were (and the net proceeds of any future sale of the Notes will be) utilized by us to make a loan (the “Bridge Loan”) to DataCom.

We (i) are currently negotiating a reverse triangular merger with DataCom (the “Merger”) and (ii) intend to conduct a private placement offering (the “PPO”) for a minimum of 8,000,000 units (“Units”) of the Company’s securities at a price of $0.25 per Unit, each Unit consisting of one share of the Company’s common stock, par value $0.0001 (the “Common Stock”), and a warrant to purchase one share of Common Stock for five years at a price of $0.50 per share, to close simultaneously with the closing of the Merger.  Simultaneously with the closing of the Merger and the PPO, we would transfer all of our pre-Merger operating assets and liabilities to a newly formed wholly-owned subsidiary (“Split-Off Subsidiary”), and, thereafter, we would transfer all of the outstanding shares of capital stock of Split-Off Subsidiary to our pre-Merger insiders, in exchange for the surrender and cancellation of shares of the Common Stock held by such persons (the “Split-Off”).  Upon the consummation of the Merger, all indebtedness of DataCom to us (including accrued interest) represented by the Bridge Loan would be deemed canceled and paid in full.

Holders of the Notes (“Holders”) shall be entitled, at their option, at any time and from time to time from and after 70 days after the earlier of (i) April 30, 2011, if the Merger and the PPO shall not have closed by such date, and (ii) the date of termination or abandonment of negotiation of the Merger and the PPO prior to April 20, 2011, and until the Note is fully paid, to convert all or any part of the outstanding principal amount of the Note, plus accrued and unpaid interest thereon to the date of conversion, into shares of our Common Stock at a price of $0.10 per share (subject to adjustment in certain circumstances).  All of the outstanding principal amount of, and accrued but unpaid interest on, the Notes will automatically be converted into Units simultaneously with the closing of the Merger and the PPO at a price of $0.25 per Unit (subject to adjustment in certain circumstances); and, upon the closing of the Merger and the PPO, we will issue to the initial purchasers of the Notes, for each $0.25 of principal amount of the Notes purchased, a warrant to purchase one share of Common Stock, exercisable for a period of five years at $0.25 per share (subject to adjustment in certain circumstances).  Conversion of the Notes by any Holder is subject to a customary 4.99% “blocker.”

The Notes are secured by: (i) a first priority security interest in all of our  tangible and intangible assets relating to DataCom or the Merger, the PPO, the Bridge Loan and the related transactions, now owned or hereafter acquired by the Company; (ii) a first priority security interest in all of the tangible and intangible assets of DataCom now owned or hereafter acquired by DataCom; and (iii) a pledge by certain shareholders of DataCom of approximately 63% of the capital stock of DataCom.

At this stage, no definitive terms for the Merger or PPO have been agreed to between us and DataCom, and neither party is currently bound to proceed with either transaction, and there can be no assurance that any such transaction will be definitively agreed to or that we will be able to raise funding for the PPO on acceptable terms or at all, or that all conditions to closing contained in any definitive agreements will be satisfied.

Results of Operations

The following discussion should be read in conjunction with the accompanying financial statements and the notes thereto.

The Company has no operations and has not generated any revenue during the period from September 23, 2009 (inception) through January 31, 2011.

Expenses for the three month periods ended January 31, 2011 and 2010 totaled $19,588 and $1,600, respectively, and reflected general administrative expenses including professional, filing and bank fees. Costs incurred for the quarter ending January 31, 2011 included legal fees totaling $17,045 attributable to the Company’s public reporting requirements.

Basic and diluted loss per share was $0.000 for the three month periods ended January 31, 2011 and 2010, respectively.

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

From September 23, 2009 (inception) through January 31, 2011 our assets have consisted solely of cash and cash equivalents.  At January 31, 2011 we had cash and cash equivalents in the amount of $219, as compared to $262 at October 31, 2009.

Cash used in operating activities for the three month periods ended January 31, 2011 and 2010 totaled $43 and $1,600, respectively and reflected funds expended primarily on professional fees including audit fees.

Since our inception, we have been financed primarily by sales of our common stock.  From September 23, 2009 (inception) through January 31, 2011, we raised $21,000 from sales of shares of common stock.

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

On March 15, 2011, we had a first closing of $150,000 principal amount, and on April 15 we had a second closing of $150,000 principal amount, of a private placement (the “Bridge Offering”)  of our 10% Secured Convertible Promissory Notes due 2012 (the “Notes”).  We may sell up to an additional $700,000 principal amount of Notes in the Bridge Offering (although there can be no assurance that this will occur).  The Notes will mature one year from the date of the final closing of the Bridge Offering.  Accrued interest will be payable at maturity or upon earlier conversion.  The net proceeds of the sale of the Notes in these closings were (and the net proceeds of any future sale of the Notes will be) utilized by us to make a loan (the “Bridge Loan”) to DataCom.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our chief executive and financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of January 31, 2011, based on the COSO framework criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None, other than as reported in Item 2 herein or as otherwise previously reported.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED)

None.

ITEM 5.  OTHER INFORMATION.

The information regarding the Bridge Offering in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” is incorporated herein by reference.

ITEM 6.  EXHIBITS.

Exhibit No.	Description

10.1*	Form of Securities Purchase Agreement related to Bridge Offering

10.2*	Form of 10% Secured Convertible Promissory Note related to Bridge Offering

10.3*	Form of Bridge Warrant related to Bridge Offering

10.4*	Form of Security Agreement of the Company related to Bridge Offering

10.5*	Form of Bridge Loan Agreement related to Bridge Offering

10.6*	Form of Pledge Agreement related to Bridge Offering

10.7*	Form of Security Agreement of DataCom related to Bridge Offering

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive, financial and accounting officer

32.1*	Section 1350 Certification of principal executive, financial and accounting officer

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 20, 2011	CAHABA PHARMACEUTICALS, INC.

	By:		/s/ Kenneth Spiegeland
		Name:	Kenneth Spiegeland
		Title:	President, Secretary, Treasurer, Principal
Executive Officer, Principal Financial and
Accounting Officer and Sole Director
Chief Executive Officer and Chief
Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Securities Purchase Agreement related to Bridge Offering

10.2	Form of 10% Secured Convertible Promissory Note related to Bridge Offering

10.3	Form of Bridge Warrant related to Bridge Offering

10.4	Form of Security Agreement of the Company related to Bridge Offering

10.5	Form of Bridge Loan Agreement related to Bridge Offering

10.6	Form of Pledge Agreement related to Bridge Offering

10.7	Form of Security Agreement of DataCom related to Bridge Offering

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive, financial and accounting officer

32.1	Section 1350 Certification of principal executive, financial and accounting officer