Form 10-Q
period 2011-04-30
Cahaba Pharmaceuticals, Inc.
filed 2011-07-08
CIK 1476638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  333-163172

CAHABA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada		26-3439890
(State of incorporation)		(IRS Employer Identification No.)

517 NW 8 Terrace Cape Coral, FL 33993
(Address of principal executive offices)

(678) 428-6026
(Registrant’s telephone number)

N/A (Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  85,000,018 shares of common stock are issued and outstanding as of July 7, 2011.

CAHABA PHARMACEUTICALS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (the “SEC”) and declared effective on March 5, 2010. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Cahaba Pharmaceuticals, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAHABA PHARMACEUTICALS, INC.
(A Development Stage Company)

BALANCE SHEETS

	April 30,	October 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,674	$262
Interest receivable	2,416	-
Notes receivable	300,000	-
Total current assets	309,090	262

Total Assets	$309,090	$262

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued expenses	$105,845	$3,500
Loans from shareholders	600	600
Notes payable	315,000	-
Total current liabilities	421,445	4,100

Total Liabilities	421,445	4,100

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding at April 30, 2011 and October 31, 2010, respectively	$-	$-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 85,000,018 shares issued and outstanding at April 30, 2011 and October 31, 2010, respectively	8,500	8,500
Additional paid-in capital	12,500	12,500
Deficit accumulated during development stage	(133,355)	(24,838)
Total stockholders’ equity (deficit)	(112,355)	(3,838)

Total Liabilities and Stockholders’ Equity	$309,090	$262

Cahaba Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Statements of Operations
For the Three Month and Six Month Periods Ended April 30, 2011 and 2010,
And for the Period from September 23, 2009 (Inception) to April 30, 2011
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,		Period from Inception (September 23, 2009) to
	2011	2010	2011	2010	April 30, 2011

Revenues	$-	$-	$-	$-	$-

Operating Expense:
General and administrative	88,720	6,347	108,308	7,947	133,146

Loss from operations	(88,720)	(6,347)	(108,308)	(7,947)	(133,146)

Other (income) expense
Interest income	(2,416)	-	(2,416)	-	(2,416)
Interest expense	2,625	-	2,625	-	2,625
	209	-	209	-	209

Loss before income taxes	(88,929)	(6,347)	(108,517)	(7,947)	(133,355)

Provision for income taxes	-	-	-	-	-

Net Loss	$(88,929)	$(6,347)	$(108,517)	$(7,947)	$(133,355)

Per Share Data:
Basis & Diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares
Outstanding basic and diluted	85,000,018	79,157,268	85,000,018	77,044,169

Cahaba Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Statement of Shareholder’s Equity (Deficit)
For the Period from September 23, 2009 (Inception) to April 30, 2011
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Inception – September 23, 2009	-	$-	$-	$-	$-

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on September 23, 2009	75,000,018	7,500	1,500	-	9,000

Loss for the period from inception on September 23, 2009 to October 31, 2009	-	-	-	(3,579)	(3,579)

Balance – October 31, 2009	75,000,018	7,500	1,500	(3,579)	5,421

Private placement of 1,200,000 common shares ($0.0001 par value) on March 25, 2010 @ $0.01 per share	10,000,000	1,000	11,000		12,000

Net Loss				(21,259)	(21,259)

Balance – October 31, 2010	85,000,018	8,500	12,500	(24,838)	(3,838)

Net Loss				(108,517)	(108,517)

Balance – April 30, 2011	85,000,018	$8,500	$12,500	$(133,355)	$(112,355)

Cahaba Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
For the Six Month Periods Ended April 30, 2011 and 2010, and
For the Period from September 23, 2009 (Inception) to April 30, 2010
(Unaudited)

	For the Six Months Ended April 30,		For the Period from Inception September 23, 2009 to April 30,
	2011	2010	2011

OPERATING ACTIVITIES

Loss for the period	$(108,517)	$(7,947)	$(133,355)

Changes in Operating Assets and Liabilities:
Increase in interest receivable	(2,416)	-	(2,416)
Increase in accounts payables and accrued expenses	102,345	400	105,845
Net cash (used in) operating activities	(8,588)	(7,547)	(29,926)

INVESTING ACTIVITIES
Purchase of investments	(300,000)	-	(300,000)
Net cash used in investing activities	(300,000)	-	(300,000)

FINANCING ACTIVITIES
Proceeds from private placement of common stock	-	12,000	21,000
Issuance of 10% convertible notes	315,000	-	315,000
Loans from shareholders	-	-	600
Net cash provided by financing activities	315,000	12,000	336,600

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,412	4,453	6,674

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	262	5,421	-

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$6,674	$9,874	$6,674

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

Cahaba Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements

NOTE 1.	GENERAL ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Basis of Presentation

From our inception on September 23, 2009 through April 30, 2011, the Company has had no significant operating history and has generated no revenues.  We operate and report as a development stage enterprise as defined under FAS ASC 915, Development Stage Entities.

Liquidity

As of April 30, 2011 we had $6,674 in cash, a working capital deficit of $112,355 and a deficit accumulated during development stage of $133,355.

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

For the six months ended April 30, 2011 and fiscal year ended October 31, 2010, cash on hand and cash received through the sale of our common stock has been used to fund our limited operations.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value.  For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less.

Earnings (Loss) per Share

The Company has adopted FAS ASC 260, Earnings Per Share.  Basic earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding for any periods reported.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of April 30, 2011 or October 31, 2010.

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

Property

The Company does not own any real estate or other properties. The Company’s office is located 517 NW 8 Terrace, Cape Coral, Florida 33993. The business office is located at the home of Kenneth Spiegeland, the CEO of the Company, at no charge to the Company.

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

NOTE 4.	NOTES PAYABLE AND RECEIVABLE

We (i) had been negotiating a reverse triangular merger with DataCom Systems, Incorporated (“DataCom”) (the “Merger”) and (ii) had intended to conduct a private placement offering (the “PPO”) for a minimum of 8,000,000 units (“Units”) of the Company’s securities, each Unit consisting of one share of the Company’s common stock, par value $0.0001 (the “Common Stock”), and a warrant to purchase one share of Common Stock for five (5) years, to close simultaneously with the closing of the Merger.

We have terminated the negotiation with DataCom regarding the Merger and the PPO, and are currently looking at other potential transactions of merit as means of enhancing shareholder value.  This may involve sales of our equity or debt securities in merger or acquisition transactions.

In anticipation of the Merger with DataCom, on each of March 15, 2011 and April 15, 2011 we sold in a private placement (the “Bridge Offering”) $150,000 principal amount (an aggregate principal amount of $300,000) of our 10% Secured Convertible Promissory Notes (the “Bridge Notes”).  The Bridge Notes will mature on April 14, 2012.  Accrued interest will be payable at maturity or upon earlier conversion.

The net proceeds of the sale of the Bridge Notes were utilized by us to make a secured loan (the “Bridge Loan”) to DataCom.  On each of March 15, 2011 and April 15, 2011, DataCom issued to us $150,000 principal amount (an aggregate principal amount of $300,000) of its 10% Secured Bridge Loan Promissory Notes (the “DataCom Notes”).  The DataCom Notes will mature on April 14, 2012.  Accrued interest will be payable at maturity.  Upon the consummation of the Merger, all indebtedness of DataCom to us (including accrued interest) represented by the DataCom Notes would have been deemed canceled and paid in full.  The obligation of DataCom under the DataCom Notes remains outstanding.

Holders of the Bridge Notes (“Holders”) are entitled, at their option, at any time and from time to time from and after 70 days after the earlier of (i) April 30, 2011, if the Merger and the PPO shall not have closed by such date, and (ii) the date of termination or abandonment of negotiation of the Merger and the PPO prior to April 20, 2011, and until the Bridge Notes are fully paid, to convert all or any part of the outstanding principal amount of the Bridge Notes, plus accrued and unpaid interest thereon to the date of conversion, into shares of our Common Stock at a price of $0.10 per share (subject to adjustment in certain circumstances).  All of the outstanding principal amount of, and accrued but unpaid interest on, the Bridge Notes would have been automatically converted into Units simultaneously with the closing of the Merger and the PPO at a price of $0.25 per Unit (subject to adjustment in certain circumstances); and, upon the closing of the Merger and the PPO, we would have issued to the initial purchasers of the Bridge Notes, for each $0.25 of principal amount of the Bridge Notes purchased, a warrant to purchase one share of Common Stock, exercisable for a period of five years at $0.25 per share (subject to adjustment in certain circumstances).  Conversion of the Bridge Notes by any Holder is subject to a customary 4.99% “blocker.”

The Bridge Notes are secured by: (i) a first priority security interest in favor of the Holders in all of our tangible and intangible assets relating to DataCom or the Merger, the PPO, the Bridge Loan and the related transactions, now owned or hereafter acquired by the Company; (ii) a first priority security interest in favor of the Holders in all of the tangible and intangible assets of DataCom now owned or hereafter acquired by DataCom; and (iii) a pledge in favor of the Holders by certain shareholders of DataCom of approximately 63% of the capital stock of DataCom.

The Company has recognized deferred legal fees in connection with this transaction totaling $83,675, which were expensed upon termination of discussions as required under ASC 340- Other Assets and Deferred Costs.

On March 31, 2011, the Company issued a promissory note in the principal amount of $15,000 to an institutional investor for cash.  The promissory note bears interest at 10% per annum with principal and all accrued interest due September 1, 2012 (the “Maturity Date”).  Principal and interest due and not timely paid shall bear interest at a rate of 12% per annum.  The Company has the right to prepay all or a portion of the amount due prior to the Maturity Date without premium or penalty.  No placement fees were paid in connection with this transaction.

NOTE 5.	STOCKHOLDERS’ EQUITY

We are authorized to issue up to 300,000,000 shares of common stock, $0.001 par value per share.  At April 30, 2011 and April 30, 2010, the Company had 85,000,018 shares and 75,000,018 shares outstanding, respectively.  Holders are entitled to one vote for each share of common stock (or its equivalent).

We are also authorized to issue up to 10,000,000 shares of preferred stock.  At April 30, 2011 and October 31, 2010, no preferred stock had been designated, issued or was outstanding.

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

On March 25, 2010, the Company issued 10,000,000 shares of common stock to 24 investors in accordance with Form S-1 (SEC File No. 333-163172) for cash and consideration of $12,000.

All share and per share information in this report gives retroactive effect to a 8-1/3 to 1 (8-1/3:1) forward stock split effective August 24, 2010.

NOTE 6.	RELATED PARTY TRANSACTIONS

Our executive office, located at 517 NW 8 Terrace, Cape Coral, Florida 33993, is provided to the Company rent free by our Chief Executive Officer, Kenneth Spiegeland.

Our sole officer and director of the Company at October 31, 2010, Scott Hughes, owns 75,000,000 common shares representing approximately a 88% ownership interest.  Accordingly, he is in a position to elect all new directors and dissolve, merge or sell our assets or otherwise direct our affairs.  This concentration of ownership may have the effect of delaying, deferring or preventing a change in control and may impede a merger consolidation, takeover or other business combination involving the Company.

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

NOTE 7.	SUBSEQUENT EVENTS

We have evaluated events and transactions subsequent to April 30, 2011 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements.  Other than the disclosures above, we did not identify any events or transactions through July 7, 2011 that should be recognized or disclosed in the accompanying financial statements.

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

Recent Developments

We (i) had been negotiating a reverse triangular merger with DataCom Systems, Incorporated (“DataCom”) (the “Merger”) and (ii) had intended to conduct a private placement offering (the “PPO”) for a minimum of 8,000,000 units (“Units”) of the Company’s securities, each Unit consisting of one share of the Company’s common stock, par value $0.0001 (the “Common Stock”), and a warrant to purchase one share of Common Stock for five (5) years, to close simultaneously with the closing of the Merger.

We have terminated the negotiation with DataCom regarding the Merger and the PPO, and are currently looking at other potential transactions of merit as means of enhancing shareholder value.  This may involve sales of our equity or debt securities in merger or acquisition transactions.

In anticipation of the Merger with DataCom, on each of March 15, 2011 and April 15, 2011 we sold in a private placement (the “Bridge Offering”) $150,000 principal amount (an aggregate principal amount of $300,000) of our 10% Secured Convertible Promissory Notes (the “Bridge Notes”).  The Bridge Notes will mature on April 14, 2012.  Accrued interest will be payable at maturity or upon earlier conversion.

The net proceeds of the sale of the Bridge Notes were utilized by us to make a secured loan (the “Bridge Loan”) to DataCom.  On each of March 15, 2011 and April 15, 2011, DataCom issued to us $150,000 principal amount (an aggregate principal amount of $300,000) of its 10% Secured Bridge Loan Promissory Notes (the “DataCom Notes”).  The DataCom Notes will mature on April 14, 2012.  Accrued interest will be payable at maturity.  Upon the consummation of the Merger, all indebtedness of DataCom to us (including accrued interest) represented by the DataCom Notes would have been deemed canceled and paid in full.  The obligation of DataCom under the DataCom Notes remains outstanding.

Holders of the Bridge Notes (“Holders”) are entitled, at their option, at any time and from time to time from and after 70 days after the earlier of (i) April 30, 2011, if the Merger and the PPO shall not have closed by such date, and (ii) the date of termination or abandonment of negotiation of the Merger and the PPO prior to April 20, 2011, and until the Bridge Notes are fully paid, to convert all or any part of the outstanding principal amount of the Bridge Notes, plus accrued and unpaid interest thereon to the date of conversion, into shares of our Common Stock at a price of $0.10 per share (subject to adjustment in certain circumstances).  All of the outstanding principal amount of, and accrued but unpaid interest on, the Bridge Notes would have been automatically converted into Units simultaneously with the closing of the Merger and the PPO at a price of $0.25 per Unit (subject to adjustment in certain circumstances); and, upon the closing of the Merger and the PPO, we would have issued to the initial purchasers of the Bridge Notes, for each $0.25 of principal amount of the Bridge Notes purchased, a warrant to purchase one share of Common Stock, exercisable for a period of five years at $0.25 per share (subject to adjustment in certain circumstances).  Conversion of the Bridge Notes by any Holder is subject to a customary 4.99% “blocker.”

The Bridge Notes are secured by: (i) a first priority security interest in favor of the Holders in all of our tangible and intangible assets relating to DataCom or the Merger, the PPO, the Bridge Loan and the related transactions, now owned or hereafter acquired by the Company; (ii) a first priority security interest in favor of the Holders in all of the tangible and intangible assets of DataCom now owned or hereafter acquired by DataCom; and (iii) a pledge in favor of the Holders by certain shareholders of DataCom of approximately 63% of the capital stock of DataCom.

On March 31, 2011, we issued a promissory note in the principal amount of $15,000 to an institutional investor for cash to be used for working capital.  The promissory note bears interest at 10% per annum with principal and all accrued interest due September 1, 2012 (the “Maturity Date”).  Principal and interest due and not timely paid shall bear interest at a rate of 12% per annum.  The Company has the right to prepay all or a portion of the amount due prior to the Maturity Date without premium or penalty.  No placement fees were paid in connection with this transaction.

Results of Operations

The following discussion should be read in conjunction with the accompanying financial statements and the notes thereto.

The Company has no operations and has not generated any revenue during the period from September 23, 2009 (inception) through April 30, 2011.

Expenses for the three month and six month periods ended April 30, 2011 totaled $88,929 and $108,517, respectively. Expenses for the comparable periods 2010 totaled $6,347 and $7,947, respectively, and reflected general administrative expenses including professional, filing and bank fees. Costs incurred for the quarter ending April 30, 2011 included $83,675 in previously deferred legal fees related to a proposed reverse triangular merger for which negotiations were terminated during the quarter and interest expense totaling $2,625 attributable to the Company’s 10% secured convertible promissory notes issued during our second fiscal quarter.

Basic and diluted loss per share was $0.000 for the three month and six month periods ended April 30, 2011 and 2010, respectively.

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

Cash used in operating activities for the six month periods ended April 30, 2011 and 2010 totaled $8,588 and $7,547, respectively, and reflected funds expended primarily on professional fees including audit fees.

Since our inception, we have been financed primarily by sales of our common stock.  From September 23, 2009 (inception) through April 30, 2011, we raised $21,000 from sales of shares of common stock.

Our lack of operations and revenues and our net loss incurred raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement a business plan. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

On March 15, 2011 and April 15, 2011, we held two closings of the Bridge Offering in the principal amount of $150,000 each.  The Notes will mature on April 14, 2012.  Accrued interest will be payable at maturity or upon earlier conversion.  The net proceeds of the sale of the Notes were utilized by us to make the Bridge Loan to DataCom.

On March 31, 2011, we issued a promissory note in the principal amount of $15,000 to an institutional investor.  The promissory note bears interest at 10% per annum with principal and all accrued interest due September 1, 2012.  Principal and interest due and not timely paid shall bear interest at a rate of 12% per annum.  We have the right to prepay all or a portion of the amount due prior to the Maturity Date without premium or penalty.  No placement fees were paid in connection with this transaction.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our chief executive and financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of April 30, 2011, based on the COSO framework criteria.

Officer’s Certification

Appearing as exhibits to this report is the Certification of our principal executive officer and principal financial officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None, other than as reported in Item 2 herein or as otherwise previously reported.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED)

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description

10.1*	Form of Securities Purchase Agreement related to Bridge Offering

10.2*	Form of 10% Secured Convertible Promissory Note related to Bridge Offering

10.3*	Form of Bridge Warrant related to Bridge Offering

10.4*	Form of Security Agreement of the Company related to Bridge Offering

10.5*	Form of Bridge Loan Agreement related to Bridge Offering

10.6*	Form of Pledge Agreement related to Bridge Offering

10.7*	Form of Security Agreement of DataCom related to Bridge Offering

31.1**	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive, financial and accounting officer

32.1**	Section 1350 Certification of principal executive, financial and accounting officer

*	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended January 31, 2011, filed April 20, 2011.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 8, 2011	CAHABA PHARMACEUTICALS, INC.

	By:		/s/ Kenneth Spiegeland
		Name:	Kenneth Spiegeland
		Title:	Chief Executive Officer and Chief
Financial Officer (Principal Executive
Officer and Principal Financial and
Accounting Officer) and Sole Director