Form 10-Q
period 2011-07-31
Visual Network Design, Inc.
filed 2011-09-13
CIK 1476638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  333-163172

VISUAL NETWORK DESIGN, INC.
(Exact name of registrant as specified in its charter)

Nevada		26-3439890
(State of incorporation)		(IRS Employer Identification No.)

517 NW 8 Terrace Cape Coral, FL 33993
(Address of principal executive offices)

(678) 428-6026
(Registrant’s telephone number)

CAHABA PHARMACEUTICALS, INC. (Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  85,000,018 shares of common stock are issued and outstanding as of September 13, 2011.

VISUAL NETWORK DESIGN, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED July 31, 2011

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

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Visual Network Design, Inc.

VISUAL NETWORK DESIGN, INC.
(A Development Stage Company)

BALANCE SHEETS

	July 31,	October 31,
	2011	2010
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$5,629	$262
Interest receivable	9,540	-
Deferred costs	10,767
Notes receivable	284,950	-
Total current assets	310,886	262

Total Assets	$310,886	$262

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued expenses	$116,420	$3,500
Loans from shareholders	600	600
Notes payable	315,000	-
Total current liabilities	432,020	4,100

Total Liabilities	432,020	4,100

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding at July 31, 2011 and October 31, 2010, respectively	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 85,000,018 shares issued and outstanding at July 31, 2011 and October 31, 2010, respectively	8,500	8,500
Additional paid-in capital	12,500	12,500
Deficit accumulated during development stage	(142,134)	(24,838)
Total stockholders’ equity (deficit)	(121,134)	(3,838)

Total Liabilities and Stockholders’ Equity	$310,886	$262

Visual Network Design, Inc.
(A Development Stage Enterprise)
Statements of Operations
For the Three Month and Nine Month Periods Ended July 31, 2011 and 2010,
And for the Period from September 23, 2009 (Inception) to July 31, 2011
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,		Period from Inception (September 23, 2009) to
	2011	2010	2011	2010	July 31, 2011

Revenues	$-	$-	$-	$-	$-

Operating Expense:
General and administrative	3,745	1,926	112,053	9,873	136,891

Loss from operations	(3,745)	(1,926)	(112,053)	(9,873)	(136,291)

Other (income) expense
Interest income	(7,124)	-	(9,540)	-	(9,540)
Interest expense	12,158	-	14,783	-	14,783
	5,034	-	5,243	-	5,243

Loss before income taxes	(8,779)	(1,926)	(117,296)	(9,873)	(142,134)

Provision for income taxes	-	-	-	-	-

Net Loss	$(8,779)	$(1,926)	$(117,296)	$(9,873)	$(142,134)

Per Share Data:
Basis & Diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares
Outstanding basic and diluted	85,000,018	79,157,268	85,000,018	77,044,169

Visual Network Design, Inc.
(A Development Stage Enterprise)
Statement of Shareholder’s Equity (Deficit)
For the Period from September 23, 2009 (Inception) to July 31, 2011
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Inception – September 23, 2009	-	$-	$-	$-	$-

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on September 23, 2009	75,000,018	7,500	1,500	-	9,000

Loss for the period from inception on September 23, 2009 to October 31, 2009	-	-	-	(3,579)	(3,579)

Balance – October 31, 2009	75,000,018	7,500	1,500	(3,579)	5,421

Private placement of 1,200,000 common shares ($0.0001 par value) on March 25, 2010 @ $0.01 per share	10,000,000	1,000	11,000		12,000

Net Loss				(21,259)	(21,259)

Balance – October 31, 2010	85,000,018	8,500	12,500	(24,838)	(3,838)

Net Loss				(117,296)	(117,296)

Balance – July 31, 2011	85,000,018	$8,500	$12,500	$(142,134)	$(121,134)

Visual Network Design, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
For the Nine Month Periods Ended July 31, 2011 and 2010, and
For the Period from September 23, 2009 (Inception) to July 31, 2010
(Unaudited)

	For the Nine Months Ended July 31,		For the Period from Inception September 23, 2009 to July 31,
	2011	2010	2011

OPERATING ACTIVITIES

Loss for the period	$(117,296)	$(9,873)	$(142,134)

Changes in Operating Assets and Liabilities:
Increase in interest receivable	(9,540)	-	(9,540)
Amortization of deferred loan costs	4,283		4,283
Increase in accounts payables and accrued expenses	112,920	650	116,420
Net cash (used in) operating activities	(9,633)	(9,223)	(30,971)

INVESTING ACTIVITIES
Purchase of investments	(284,950)	-	(284,950)
Financing costs	(15,050)		(15,050)
Net cash used in investing activities	(300,000)	-	(300,000)

FINANCING ACTIVITIES
Proceeds from private placement of common stock	-	12,000	21,000
Issuance of 10% convertible notes	315,000	-	315,000
Loans from shareholders	-	-	600
Net cash provided by financing activities	315,000	12,000	336,600

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,367	2,777	5,629

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	262	5,421	-

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$5,629	$8,198	$5,629

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

Visual Network Design, Inc.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements

NOTE 1.                      GENERAL ORGANIZATION AND DESCRIPTION OF BUSINESS

Visual Network Design, Inc. (“Visual Network Design” or the “Company”) is a development stage company, incorporated under the name MIB Digital, Inc., in the State of Florida on September 23, 2009, to develop and operate an advertising and subscription supported content management platform capable of delivering video, audio and related advanced multimedia programming to broadband, Internet Protocol television (IPTV) and a wide variety of wireless mobile devices ranging from low cost mobile telephones to wireless-enabled Portable Digital Assistants (PDAs).

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

On July 8, 2011, pursuant to an agreement and plan of merger with our newly formed wholly-owned subsidiary, Visual Network Design, Inc., a Nevada corporation, the Company merged into and with Visual Network Design, Inc.  Upon the consummation of the merger, shareholders of the Company became shareholders of the surviving company named Visual Network Design, Inc.  The sole purpose of the merger was to effect a change in the Company’s name.  The number of common shares outstanding or par value did not change as a result of the merger transaction.

Our executive offices are located at 517 NW 8 Terrace, Cape Coral, Florida 33993.

NOTE 2.	BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

From our inception on September 23, 2009 through July 31, 2011, the Company has had no significant operating history and has generated no operating revenues.  We operate and report as a development stage enterprise as defined under FAS ASC 915, Development Stage Entities.

Liquidity

As of July 31, 2011 we had $5,629 in cash, a working capital deficit of $121,134 and a deficit accumulated during development stage of $142,134.

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

For the nine months ended July 31, 2011 and fiscal year ended October 31, 2010, cash on hand and cash received through the sale of our common stock and working capital loans has been used to fund our limited operations.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value.  For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less.

Earnings (Loss) per Share

The Company has adopted FAS ASC 260, Earnings Per Share.  Basic earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no diluted shares outstanding for any periods reported.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of July 31, 2011 or October 31, 2010.

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

On July 8, 2011, pursuant to an agreement and plan of merger with our newly formed wholly-owned subsidiary, Visual Network Design, Inc., a Nevada corporation, the Company merged into and with Visual Network Design, Inc.  Upon the consummation of the merger, shareholders of the Company became shareholders of the surviving company named Visual Network Design, Inc.  The sole purpose of the merger was to effect a change in the Company’s name.  The number of common shares outstanding or par value did not change as a result of the merger transaction.

Visual Network Design, Inc. as the successor registrant will continue to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder.

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

The net proceeds of the sale of the Bridge Notes were utilized by us to make a secured loan (the “Bridge Loan”) to DataCom.  On each of March 15, 2011 and April 15, 2011, DataCom issued to us $150,000 principal amount (an aggregate principal amount of $284,950) of its 10% Secured Bridge Loan Promissory Notes (the “DataCom Notes”).  The DataCom Notes will mature on April 14, 2012.  Accrued interest will be payable at maturity.  Upon the consummation of the Merger, all indebtedness of DataCom to us (including accrued interest) represented by the DataCom Notes would have been deemed canceled and paid in full.  The obligation of DataCom under the DataCom Notes remains outstanding.

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

Please see Note 7. Subsequent Events

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

NOTE 5.                       STOCKHOLDERS’ EQUITY

We are authorized to issue up to 300,000,000 shares of common stock, $0.0001 par value per share.  At July 31, 2011 and October 31, 2010, the Company had 85,000,018 shares outstanding, respectively.  Holders are entitled to one vote for each share of common stock (or its equivalent).

We are also authorized to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share.  At July 31, 2011 and October 31, 2010, no preferred stock had been designated, issued or was outstanding.

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

During the fourth fiscal quarter 2010, three shareholders made advances to the Company totaling $600 for payment of professional fees.  The advances bear no interest, are not collateralized and are due on demand.

NOTE 7.                      SUBSEQUENT EVENTS

We have terminated Merger negotiations with DataCom, Inc. and, on August 5, 2011, entered into an Assignment and Assumption Agreement with Navesink SPV 1, Inc. (“Navesink”), a Delaware special purpose corporation established by Navesink Investment Partners, and an Amendment and Consent Agreement with DataCom and its principal stockholders pursuant to which (i) Navesink assumed our obligations under the Company’s 10% Secured Convertible Promissory Notes payable, (ii) the holder of these Notes released us from our obligations thereunder, (iii) we assigned to Navesink our rights under the DataCom Notes receivable, and (iv) DataCom and its principal shareholders released us from our obligations under the DataCom Notes.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Visual Network design, Inc. is a development stage company and was incorporated under the name MIB Digital, Inc., in Florida on September 23, 2009, to develop and operate an advertising and subscription supported content management platform. As of the date of this report, the Company has no operations and in accordance with SFAS #7 is considered to be in the development stage.

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

As a result of our termination of Merger negotiations with DataCom, Inc. and, on August 5, 2011, entered into an Assignment and Assumption Agreement with Navesink SPV 1, Inc. (“Navesink”), a Delaware special purpose corporation established by Navesink Investment Partners, and an Amendment and Consent Agreement with DataCom and its principal stockholders pursuant to which (i) Navesink assumed our obligations under the Company’s 10% Secured Convertible Promissory Notes payable, (ii) the holder of these Notes released us from our obligations there under, (iii) we assigned to Navesink our rights under the DataCom Notes receivable, and (iv) DataCom and its principal shareholders released us from our obligations under the DataCom Notes.

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

The Company has no operations and has not generated any revenue during the period from September 23, 2009 (inception) through July 31, 2011.

Expenses for the three month and nine month periods ended July 31, 2011 totaled $8,779 and $117,296, respectively. Expenses for the comparable periods 2010 totaled $1,926 and $9,873, respectively, and reflected general administrative expenses including professional, filing and bank fees. Costs incurred for the first three quarters of fiscal, 2011 included $83,675 in previously deferred legal fees related to a proposed reverse triangular merger for which negotiations were terminated during the second quarter and interest expense totaling $14,783 attributable to the Company’s 10% secured convertible promissory notes issued during our second fiscal quarter.

Basic and diluted loss per share was $0.000 for the three month and nine month periods ended July 31, 2011 and 2010, respectively.

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

Cash used in operating activities for the nine month periods ended July 31, 2011 and 2010 totaled $9,633 and $9,223, respectively, and reflected funds expended primarily on professional fees including the expensing of legal fees related to pending transactions subsequently terminated as discussed above.

Since our inception, we have been financed primarily by sales of our common stock.  From September 23, 2009 (inception) through July 31, 2011, we raised $21,000 from sales of shares of common stock.

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

On March 15, 2011 and April 15, 2011, we held two closings of the Bridge Offering in the principal amount of $150,000 each.  The Notes will mature on April 14, 2012.  Accrued interest will be payable at maturity or upon earlier conversion.  The net proceeds of the sale of the Notes were utilized by us to make the Bridge Loans to DataCom.

As a result of our termination of Merger negotiations with DataCom, Inc. and, on August 5, 2011, entered into an Assignment and Assumption Agreement with Navesink SPV 1, Inc. (“Navesink”), a Delaware special purpose corporation established by Navesink Investment Partners, and an Amendment and Consent Agreement with DataCom and its principal stockholders pursuant to which (i) Navesink assumed our obligations under the Company’s 10% Secured Convertible Promissory Notes payable, (ii) the holder of these Notes released us from our obligations there under, (iii) we assigned to Navesink our rights under the DataCom Notes receivable, and (iv) DataCom and its principal shareholders released us from our obligations under the DataCom Notes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our chief executive and financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of July 31, 2011, based on the COSO framework criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: September 13, 2011	Visual Network Design, INC.

	By:	/s/ Kenneth Spiegeland
		Name:	Kenneth Spiegeland
		Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and Sole Director