Form 10-Q/A
period 2011-07-31
Rackwise, Inc.
filed 2011-10-07
CIK 1476638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
Amendment No. 1
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  333-163172

VISUAL NETWORK DESIGN, INC.
(Exact name of registrant as specified in its charter)

Nevada		26-3439890
(State of incorporation)		(IRS Employer Identification No.)

517 NW 8 Terrace Cape Coral, FL 33993
(Address of principal executive offices)

(678) 428-6026
(Registrant’s telephone number)

CAHABA PHARMACEUTICALS, INC. (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011 (“Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Registrants Form 10-Q for the quarterly period ended July 31, 2011, filed with the Securities and Exchange Commission on September 13, 2011, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Registrant’s Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filings.

Item 6. Exhibits

Exhibit 31.1	Section 302 Certification – Chief Executive Officer*

Exhibit 31.2	Section 302 Certification – Chief Financial Officer*

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

	101.INS	XBRL Instance Document**

	101.SCH	XBRL Taxonomy Extension Schema Document**

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed on September 13, 2011 as an exhibit to the Registrants’ Form 10-Q’s for the quarterly period ended July 31, 2011.
**Furnished herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 6, 2011	Visual Network Design, INC.

	By:	/s/ Kenneth Spiegeland
		Name:	Kenneth Spiegeland
		Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and Sole Director