Form 10-Q
period 2011-09-30
Rackwise, Inc.
filed 2011-11-14
CIK 1476638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number: 333-163172

RACKWISE, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3439890
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 California Street; Suite 2450 San Francisco, California	94111
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 415-946-8947

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

As of November 10, 2011, there were 86,007,775 shares of the issuer’s common stock outstanding.

Rackwise, Inc.

Table of Contents

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Condensed Consolidated Balance Sheets as of
September 30, 2011 (Unaudited) and December 31, 2010	1

Unaudited Condensed Consolidated Statements of Operations for the
Three and Nine Months Ended September 30, 2011 and 2010	2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the
Nine Months Ended September 30, 2011	3

Unaudited Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2011 and 2010	4

Notes to Unaudited Condensed Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	29

ITEM 4. Controls and Procedures.	29

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	31

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	31

ITEM 3. Defaults Upon Senior Securities.	32

ITEM 4. (Removed and Reserved)	32

ITEM 5. Other Information.	32

ITEM 6. Exhibits.	32

Signatures.	34

Rackwise, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets

Current Assets:
Cash	$198,677	$47,366
Accounts receivable, net of allowance for factoring fees
of $38,418 and $160,551, respectively	110,763	1,044,999
Prepaid expenses and other current assets	124,681	39,053

Total Current Assets	434,121	1,131,418

Property and equipment, net	97,772	84,223
Intangible assets, net	164,091	198,126
Deposits and other assets	22,132	17,941

Total Assets	$718,116	$1,431,708

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$1,327,391	$868,895
Accounts payable - related parties	385,874	282,237
Due to factor	341,060	946,790
Accrued expenses	983,493	589,765
Accrued interest - related parties	7,023	368,950
Current portion of notes payable, net of
debt discount - related parties	50,000	2,764,741
Derivative liabilities - related parties	-	1,645,852
Current portion of capital lease obligations	6,255	7,074
Deferred revenues	548,425	903,158
Other current liabilities	21,991	22,005

Total Current Liabilities	3,671,512	8,399,467
Notes payable, non-current portion	-	100,000
Capital lease obligations, non-current portion	-	4,420

Total Liabilities	3,671,512	8,503,887

Commitments and Contingencies	-	-

Stockholders' Deficiency:
Preferred stock, $0.0001 par value;
authorized - 10,000,000 shares;
issued and outstanding - none	-	-
Common stock, $0.0001 par value;
authorized - 300,000,000 shares;
issued and outstanding - 82,547,775 and 38,846,743
shares, respectively	8,255	3,885
Additional paid-in capital	26,461,941	18,117,348
Note receivable - stockholder	-	(187,717)
Accumulated deficit	(29,423,592)	(25,005,695)

Total Stockholders' Deficiency	(2,953,396)	(7,072,179)

Total Liabilities and Stockholders' Deficiency	$718,116	$1,431,708

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc.
Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Revenues	$664,822	$668,378	$1,461,403	$1,769,703

Direct cost of revenues	63,746	91,333	162,217	262,894

Gross Profit	601,076	577,045	1,299,186	1,506,809

Operating Expenses
Sales and marketing	445,079	445,304	1,022,654	1,202,024
Research and development	271,818	211,405	717,091	736,811
Transaction expenses	882,403	-	882,403	-
General and administrative	1,067,470	550,895	2,324,266	1,531,929

Total Operating Expenses	2,666,770	1,207,604	4,946,414	3,470,764

Loss From Operations	(2,065,694)	(630,559)	(3,647,228)	(1,963,955)

Other Income (Expense)
Interest, net	(49,550)	(119,757)	(332,940)	(310,886)
Amortization of debt discount	(123,117)	(644,102)	(632,380)	(1,585,152)
Amortization of deferred financing costs	(179,062)	-	(347,632)	-
Gain (loss) on change in fair value of derivative liabilities	165,063	(107,729)	542,283	714,893

Total Other Expense	(186,666)	(871,588)	(770,669)	(1,181,145)

Net Loss	$(2,252,360)	$(1,502,147)	$(4,417,897)	$(3,145,100)

Net Loss Per Common Share - Basic and Diluted	$(0.05)	$(0.04)	$(0.11)	$(0.08)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	44,746,997	40,436,250	41,905,720	40,418,103

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Deficiency
For the Nine Months Ended September 30, 2011

(unaudited)

			Additional	Note
	Common Stock		Paid-In	Receivable -	Accumulated
	Shares	Amount	Capital	Stockholder	Deficit	Total

Balance - December 31, 2010	38,846,743	$3,885	$18,117,348	$(187,717)	$(25,005,695)	$(7,072,179)

Conversion of notes and accrued
interest into shares of common
stock	28,901,267	2,890	6,436,200	-	-	6,439,090

Stock-based compensation	-	-	255,799	-	-	255,799

Exercise of warrants	1,609,747	161	2,884	-	-	3,045

Issuance of common stock and
warrants - private placement, net	3,190,000	319	512,774	-	-	513,093

Reclassification of derivative liability
to equity	-	-	1,133,186	-	-	1,133,186

Outstanding common stock of
Rackwise, Inc. at the time
of the exchange	10,000,018	1,000	(1,000)	-	-	-

Forgiveness of note receivable
- stockholder	-	-	-	187,717	-	187,717

Warrants issued in connection
with convertible notes	-	-	4,750	-	-	4,750

Net loss	-	-	-	-	(4,417,897)	(4,417,897)

Balance - September 30, 2011	82,547,775	$8,255	$26,461,941	$-	$(29,423,592)	$(2,953,396)

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc.
Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The
	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(4,417,897)	$(3,145,100)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	37,653	46,941
Amortization of intangible assets	104,057	124,033
Stock-based compensation	255,799	129,584
Forgiveness of note receivable - stockholder	187,717	-
Change in fair value of derivative liabilities	(542,283)	(714,893)
Amortization of debt discount	632,380	1,585,150
Amortization of deferred financing costs	347,632	-
Provision for factoring fees	(122,133)	(62,954)
Changes in operating assets and liabilities:
Accounts receivable	1,056,369	616,965
Prepaid expenses and other current assets	(85,628)	(3,753)
Accounts payable	458,496	(10,356)
Accounts payable – related parties	103,637	218,110
Due to factor	(605,730)	(373,800)
Accrued expenses	393,728	160,922
Accrued interest – related parties	326,429	236,776
Deferred revenues	(354,733)	(49,633)
Other current liabilities	(14)	-
Deposits and other assets	(4,191)	(2,789)

Total Adjustments	2,189,185	1,900,303

Net Cash Used in Operating Activities	(2,228,712)	(1,244,797)

Cash Flows From Investing Activities
Acquisition of property and equipment	(51,202)	(63,173)
Acquisition of intangible assets	(70,022)	(134,956)

Net Cash Used in Investing Activities	(121,224)	(198,129)

Cash Flows From Financing Activities
Proceeds from notes payable	2,337,980	1,653,759
Repayment of notes payable	-	(200,000)
Deferred financing costs	(347,632)	-
Proceeds from warrant exercise	3,045	-
Issuance of common stock and warrants, net [1]	513,093	-
Payment of capital lease obligations	(5,239)	(4,809)

Net Cash Provided by Financing Activities	2,501,247	1,448,950

Net Increase In Cash	151,311	6,024

Cash - Beginning	47,366	4,890

Cash - Ending	$198,677	$10,914

[1]  Gross proceeds of $797,500, less issuance costs of $284,407.

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc.
Condensed Consolidated Statements of Cash Flows - Continued

(unaudited)
	For The
	Nine Months Ended September 30,
	2011	2010
Supplemental Disclosures of Cash Flow Information:

Non-cash financing activites:

Conversion of notes payable into shares of common stock	$5,750,753	$-

Conversion of accrued interest into shares of common stock	$688,337	$13,566

Reclassification of derivative liabilities into equity	$1,133,186	$-

Warrants issued in connection with convertible notes	$4,750	$119,495

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc.
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Organization, Operations, and Basis of Presentation

Organization and Operations

Rackwise, Inc., formerly Visual Network Design, Inc. (“Rackwise” or the “Company”), is headquartered in San Francisco, California with offices in Las Vegas, Nevada; El Segundo, California; and Research Triangle, North Carolina. The Company creates Microsoft applications for network infrastructure administrators that provide for the modeling, planning, and documentation of data centers. The Company sells its applications in four primary products: Rackwise Standard Edition, Rackwise Enterprise Edition, Rackwise Data Center Manager and Rackwise Web edition.

On August 24, 2010, Cahaba Pharmaceuticals, Inc., a Nevada corporation formed on August 20, 2010 (“Cahaba”) merged with MIB Digital, Inc., a Florida corporation formed on September 23, 2009. Cahaba was the survivor in the merger and the principal purpose of the merger was to change the domicile of the company from Florida to Nevada. On July 8, 2011, Cahaba merged with Visual Network Design, Inc., a Nevada corporation. Cahaba was the survivor in the merger but changed its name in the merger to Visual Network Design, Inc. (“Visual”).  On September 29, 2011, Visual merged with Rackwise, Inc., a Nevada corporation formed on September 28, 2011. Visual Network Design, Inc. was the survivor in the merger, but changed its name in the merger to Rackwise, Inc. The sole purpose of the Cahaba to Visual and Visual to Rackwise mergers was to change the company’s name.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of September 30, 2011. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year. It is recommended that these condensed financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2010 included in the Current Report on Form 8-K filed with the SEC on September 27, 2011. The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment or disclosure in the unaudited condensed financial statements.

Reverse Merger

On September 21, 2011, the Company and its wholly-owned subsidiary executed a reverse merger agreement with an operating company (the “Merger Agreement”). Pursuant to the Merger Agreement and following the Offering (see below), the stockholders of the operating company received an aggregate of 72.7% of the common stock of the Company as a result of converting each share of common stock of the operating company for (1) approximately 1.27 shares of common stock in the Company (the “Merger Shares”); and (2) approximately 1.27 warrants, each to purchase one-half share of common stock in the Company (the “Merger Warrants”).

An indemnification representative for the operating company’s stockholders executed an Escrow Agreement, whereby it was agreed that 5% of the Merger Shares (3,000,000 shares) due to the operating company’s stockholders would be held in escrow for a two year period. In addition, a Lock-Up Agreement requires that officers, directors, key employees and holders of 10% or more of the Company’s common stock (1) not sell or otherwise transfer their shares for a period of eighteen months; and (2) not register their shares for a period of two years.

The Merger Warrants are exercisable for a period of five years at an exercise price of $0.625 per full share of common stock and are identical to the Investor Warrants (see below) in all material respects except that (i) the resale of the common stock underlying them is not covered by a registration statement; (ii) the Company may redeem the Merger Warrants only if they are eligible to be exercised on a cashless basis; and (iii) they are only exercisable on a cashless basis in connection with a redemption of the Merger Warrants and only commencing one year after the date of filing the Current Report on Form 8-K with the SEC regarding the reverse merger.

Rackwise, Inc.
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Organization, Operations, and Basis of Presentation - Continued

Reverse Merger - Continued

For financial reporting purposes, the reverse merger represents a capital transaction of the operating company rather than a business combination, because the sellers of the operating company controlled the combined company immediately following the completion of the transaction. The operating company was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of the operating company.  Accordingly, the assets and liabilities and the historical operations that are reflected in the financial statements are those of the operating company and were recorded at the historical cost basis of the operating company. The public holding company had no assets, liabilities or results of operations as of the date of the acquisition.  The number of shares issued and outstanding and additional paid-in capital of the Company have been retroactively adjusted to reflect the equivalent number of shares issued by the Company in the reverse merger, while the operating company’s historical equity is being carried forward. All costs attributable to the reverse merger were expensed as transaction costs.

Note 2 - Liquidity, Going Concern and Management’s Plans

The Company, inclusive of the operating company, has incurred substantial recurring losses since its inception. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has available cash of approximately $199,000 at September 30, 2011. During the nine months ended September 30, 2011 and 2010, the Company used approximately $2,229,000 and $1,245,000 of cash in operating activities. The Company’s working capital deficiency was approximately $3,237,000 as of September 30, 2011. The Company’s accumulated deficit and stockholders’ deficiency at September 30, 2011 was approximately $29,424,000 and $2,953,000, respectively.

Subsequent to September 30, 2011, the Company sold additional common stock and warrants for $830,000 of aggregate gross proceeds in the continuing offering. The Company needs to raise approximately $1,750,000 to $2,250,000 in additional capital over the next twelve months in order to fund the Company’s revenue growth plan. This capital will be utilized to fund (1) $180,000 - $240,000 per annum of recurring legal and accounting expenses as a result of being a public company; and (2) the Company’s existing operating deficits while an investment is made in the sales, R&D and support functions, which management believes will enable the Company to broaden product line(s) and enhance marketing efforts to increase revenues and generate operating surpluses by the end of 2012.  The Company does not currently anticipate any material capital expenditures.  As of November 14, 2011, management believes there is enough cash on hand to sustain operations through March 2012.

In order to fund the Company’s current and future cash requirements, management of the Company plans to raise additional capital (1) as a continuation of the current offering; and (2) as part of new offerings. The management of the Company is also in the process of exploring strategies to increase its existing revenues and reduce operating expenditures. The Company believes it will be successful in these efforts; however, there can be no assurance the Company will be successful in raising additional debt or equity financing to fund its operations on terms agreeable to the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

Note 3 - Significant Accounting Policies

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. At the time accounts receivable are originated, the Company considers a reserve for doubtful accounts based on the creditworthiness of customers.  The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses.  The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis.  During the three and nine months ended September 30, 2011 and 2010, the Company’s losses from bad debts were not material. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

Rackwise, Inc.
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 - Significant Accounting Policies - Continued

Accounts Receivable and Allowance for Doubtful Accounts - Continued

In addition, the Company also factors its receivables with full recourse and, as a result, accounts for the factoring akin to a secured borrowing, maintaining the gross receivable asset and due to factor liability on its books and records. In connection with the factoring of its receivables, the Company estimates an allowance for factoring fees associated with the collections. These fees range from 2% to 30% depending on the actual timing of the collection.  The actual recognition of such fees may differ from the estimates depending upon the timing of collections.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and reported amounts of revenues and expenses in the condensed financial statements and the accompanying notes. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are stock-based compensation, the useful lives of fixed assets and intangibles, depreciation and amortization, the allowances for factoring fees and income taxes, and the fair value of derivative liabilities and warrants.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the binomial lattice options pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the instrument could be required within 12 months of the balance sheet date.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's cash and cash equivalents are deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount. The Company generally does not require collateral from its customers and generally requires payment in 30 days. The Company evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses as necessary. Historically, such losses have been within management’s expectations.

Revenues derived from customers in the United Kingdom were approximately $40,000 and $53,000 during the three and nine months ended September 30, 2011, respectively, and were approximately $93,000 and $233,000 during the three and nine months ended September 30, 2010, respectively. Revenues derived from customers in Austria were approximately $0 and $20,000 during the three and nine months ended September 30, 2011, respectively, and were approximately $0 and $6,000 during the three and nine months ended September 30, 2010, respectively. All remaining revenues were derived from customers in the United States of America.

For the three and nine months ended September 30, 2011, one customer accounted for 29% and 13% of total revenues, respectively. For the three months ended September 30, 2010, three customers accounted for 24%, 19% and 11% of total revenues, respectively. For the nine months ended September 30, 2010, one customer accounted for 10% of total revenues.

Rackwise, Inc.
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 - Significant Accounting Policies - Continued

Intangible Assets

Intangible assets acquired consist of shapes for our database library that are schematics of specific computer equipment that enable our customers to visualize their computer systems. Intangible assets are recorded at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of 2.5 years.

Revenue Recognition

In accordance with Accounting Standard Codification (“ASC”) Topic 985-605, “Software Revenue Recognition”, license revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs after a license key has been delivered electronically to the customer. License agreements do not provide for a right of return, and historically, product returns have not been significant. Our typical end user license agreements do not contain acceptance clauses. However, if acceptance criteria are required, revenues are deferred until customer acceptance has occurred.

For software arrangements with multiple elements, which in the Company’s case is comprised of (1) licensing fees; (2) professional services; and (3) maintenance/support; revenue is recognized dependent upon whether vendor specific objective evidence (“VSOE”) of fair value exists for separating each of the elements or units of accounting. The Company determined that VSOE exists for both the delivered and undelivered elements of its multiple-element arrangements.  The Company limits its assessment of fair value to either (a) the price charged when the same element is sold separately; or (b) the price established by management having the relevant authority. The only undelivered component of the agreements relates to post-contract customer support (“PCS”) services. As such, the total fair value of the undelivered elements, as indicated by the VSOE of fair value, is deferred by the Company and subsequently recognized ratably over the contract period in accordance ASC Topic 985-605. There may be cases, however, in which there is objective and reliable evidence of fair value of the undelivered item(s) but no such evidence for the delivered item(s). In those cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item(s).

In the case of our (a) subscription-based licenses; and (b) maintenance arrangements when sold separately, revenues are recognized ratably over the service period. The Company defers revenue for software license and maintenance agreements when cash has been received from the customer and the agreement does not qualify for recognition under ASC Topic 985-605.  Such amounts are reflected as deferred revenues in the accompanying financial statements.

The Company provides professional services to its customers. Such services, which include training, installation, and implementation, are recognized when the services are performed. The Company also provides volume discounts to various customers. In accordance with ASC Topic 985-605, the discount is allocated proportionally to the delivered elements of the multiple-element arrangement and recognized accordingly.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued expenses and deferred revenue, approximated fair value as of the balance sheet dates presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the financing arrangements approximate fair value as of the balance sheet date presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates, anti-dilution protection and associated warrants.

Rackwise, Inc.
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 - Significant Accounting Policies - Continued

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of professional fees incurred by the Company in conjunction with its debt financing activities. These costs are being amortized over the shorter of (a) the term of the related debt or (b) the expected conversion date of the debt into equity instruments.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820). This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. The guidance provided by this update becomes effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding for the three and nine months ended September 30, 2011 (1) includes the weighted average underlying shares exercisable with respect to the issuance of 1,609,747 warrants exercisable at less than $0.01 per share; and (2) excludes the weighted average impact of the 3,000,000 escrowed shares. In accordance with the accounting literature, (1) the Company has given effect to the issuance of these warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration; and (2) the Company has excluded the impact of the escrowed shares because they are contingently returnable. Diluted net loss per common share adjusts basic net loss per common share for the effects of potentially dilutive financial instruments, only in the periods in which such effects exist and are dilutive. At September 30, 2011, outstanding stock warrants to purchase 36,558,880 shares of common stock were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive. At September 30, 2010, outstanding stock options and warrants to purchase 14,088,561 and 13,231,819 shares of common stock, respectively, were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive.

Note 4 – Note Receivable – Stockholder

The Company held a note receivable from a stockholder for $187,717 as of December 31, 2010, that earned interest at 3.25% per annum. During 2008, the stockholder exercised options to purchase shares of the Company’s common stock. Upon exercise of the options, the stockholder signed a note in favor of the Company for $187,717 to satisfy the exercise price obligation. The note matures on the earlier of December 2013 or upon the sale of the shares by the stockholder. As the loan was used to fund the purchase of Company equity, the related receivable has been classified as a reduction of equity. The interest income for the three months ended September 30, 2011 and 2010 was approximately $1,500 and was $4,600 for the nine months ended September 30, 2011 and 2010.

On July 29, 2011, the Company’s board of directors approved that, immediately prior to, and conditioned upon the effectiveness of the reverse merger, the note receivable of $187,717 from a stockholder of the Company was written-off after being forgiven by the Company and a special bonus of approximately $143,000 was awarded to cover taxes associated with income to the stockholder from the forgiveness of the note.

Rackwise, Inc.
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable

In April 2009, the Company issued a $100,000 convertible note payable bearing interest at a rate of 10% per annum which is due in April 2014. The note is secured in accordance with the terms of a security agreement, whereby the note holder has a security interest in the assets of the Company. Accrued interest on the note was payable in shares of common stock for the first two years and accordingly, accrued interest for the nine months ended September 30, 2011 and 2010 of $2,500 and $7,500, respectively, was converted into 9,924 and 30,525 shares of common stock, respectively. Interest accrued but not converted into shares of common stock for the three and nine months ended September 30, 2011 was $2,500 and $5,000, respectively. The note is convertible at the option of the holder into a unit, consisting of one share of common stock and a two-year warrant to purchase one-half share of common stock of the Company at an exercise price equal to the effective per-share price of the conversion. The Company calculated the fair value of the embedded conversion option using the binomial lattice options pricing model on the date of issuance and the value of the conversion option was deemed to be immaterial. On September 21, 2011, just prior to the reverse merger, this note and others were converted. See Note 9, Equity – Conversion of Non-Bridge Notes, for additional details.

During the nine months ended September 30, 2011, the Company issued $2,275,000 of Convertible Bridge Notes to third parties which matured between October 2011 and February 2012. The Convertible Bridge Notes bear interest at 10% per annum. The Convertible Bridge Notes are secured in accordance with the terms of a security agreement, whereby the note holders have a security interest in all of the equipment, inventory and goods owned by the Company. On September 21, 2011, upon the closing of the reverse merger, all amounts due plus accrued interest on these Convertible Bridge Notes converted into units of the public company at $0.25 per unit. A unit consists of one share of common stock of the public company and a five-year warrant to purchase half of a share of common stock of the public company at a price of $0.625 per share. See Note 9, Equity – Private Offering, for additional details.

Note 6 – Notes Payable - Related Parties

As of September 30, 2011 and December 31, 2010, the Company had the following notes payable outstanding with its related parties:

	September 30,	December 31,
	2011	2010

Various 12% convertible notes payable to a related party, due various dates 12 months after issuance - (A)	$-	$3,070,520

Various 12% convertible notes payable to a related party, due various dates 12 months after issuance - (B)	-	182,237

12% convertible note payable to a related party, due August 15, 2011	-	60,000

5% note payable to a related party, due June 10, 2008, the note was in default at September 30, 2011 and December 31, 2010	50,000	50,000

	50,000	3,362,757

Less : Deferred debt discount	-	(598,016)

Notes payable - related parties	$50,000	$2,764,741

Rackwise, Inc.
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Notes Payable - Related Parties - Continued

(A)
In August of 2009, the Company entered into an agreement (the “Borrowing Agreement”) with a related party to borrow funds at various intervals under terms specified in such Borrowing Agreement. The funds borrowed under the Borrowing Agreement are convertible at the option of the holder into units of the Company’s securities at the lesser of (i) $0.252 per unit or (ii) 80% of the purchase price per share of common stock in the first equity or convertible debt financing of the Company of not less than $500,000 in aggregate proceeds. A unit consists of one share of the Company’s common stock and one two-year warrant to purchase one share of common stock at an exercise price of $0.252. In connection with the issuance of the notes, the Company also granted a five-year warrant to purchase 333 shares of the Company’s common stock at an exercise price of $0.252 per share for each $1,000 of principal amount. The Borrowing Agreement is in effect through December of 2011. During the nine month period ended September 30, 2011, the Company obtained funds covered by that Borrowing Agreement for an aggregate borrowing of $60,000. The notes bear interest at 12% per annum and were originally due 12 months from the respective dates of the issuance. The notes are secured in accordance with the terms of a security agreement, whereby the note holder has a security interest in the assets of the Company. On September 21, 2011, immediately prior to, and conditioned upon the effectiveness of the reverse merger, all of the outstanding non-bridge convertible notes converted into shares of the Company’s common stock.

The conversion price of the notes is not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the notes on the date of issuance was valued using the binomial lattice options pricing model and recorded as derivative liabilities (see Note 7, Derivative Liabilities – Related Parties). The fair value of the conversion options and five-year warrants issued in connection with the notes on the date of issuance aggregated $2,618,202, and were recorded as debt discount. The debt discount was amortized through the term of the notes. During the nine months ended September 30, 2011, the Company issued five-year warrants to purchase an aggregate of 25,327 shares of the Company’s common stock at an exercise price of $0.252 per share. Upon conversion of these notes, the Company is obligated to issue two-year warrants to purchase an aggregate of 12,427,308 shares of the Company’s common stock at an exercise price of $0.252 per share.

(B)
Another related party also received convertible notes and warrants pursuant to the Borrowing Agreement and certain other note agreements. In accordance with these agreements, the Company issued convertible notes equivalent to 5% of the face amount of the convertible notes described in paragraph (A) above and other convertible notes. At September 30, 2011 and December 31, 2010, an aggregate of $185,237 and $128,845 of notes payable had been issued in conjunction with these agreements. These notes are convertible and bear interest as described in paragraph (A) above. On September 21, 2011, immediately prior to, and conditioned upon the effectiveness of the reverse merger, all of the outstanding non-bridge convertible notes converted into shares of the Company’s common stock.

The conversion price of the notes is not fixed and determinable on the date of issuance and as such in accordance with ASC 815, the embedded conversion option of the notes on the date of issuance was valued using binomial lattice options pricing model and recorded as derivative liabilities (see Note 7, Derivative Liabilities – Related Parties). The fair value of the conversion options and five-year warrants issued in connection with the notes on the date of issuance was $185,237 in the aggregate and was recorded as debt discount. The debt discount was amortized through the term of the note. During the nine months ended September 30, 2011, the Company issued five-year warrants to purchase an aggregate of 25,327 shares of the Company’s common stock at an exercise price of $0.252 per share. Upon conversion of these notes, the Company is obligated to issue two-years warrants to purchase an aggregate of 638,377 shares of the Company’s common stock at an exercise price of $0.252 per share.

During the three and nine months ended September 30, 2011, the Company recorded aggregate amortization of debt discount of $123,117 and $644,102, respectively, and $632,380 and $1,585,152 during the three and nine months ended September 30, 2010, respectively. At September 30, 2011 and December 31, 2010, the outstanding balance of the unamortized debt discount was $0 and $598,016, respectively.

On September 21, 2011, just prior to the reverse merger, the above convertible notes were converted. See Note 9, Equity – Conversion of Non-Bridge Notes, for additional details.

Rackwise, Inc.
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 - Derivative Liabilities - Related Parties

In June 2008, the FASB finalized a new sub-section of ASC 815, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. Under this new sub-section, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has determined that embedded conversion options of various notes payable which do not have fixed settlement provisions and accordingly are not indexed to its own stock, are deemed to be derivative liabilities. The embedded conversion options of the various notes issued by the Company do not have fixed settlement provisions as the conversion and exercise prices are not fixed and determinable on the date of issuance. In accordance with ASC Topic 718, “Stock Compensation” (“ASC 718”), the conversion options of the notes were bifurcated from their respective host contracts and recognized as derivative liabilities. The warrants issued in connection with the notes payable were not deemed to be derivative liabilities because they have a fixed settlement provision. The fair values of these derivative liabilities are re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The fair values of the embedded conversion options, which are associated with notes payable issued to related parties, were measured using the binomial lattice options pricing model with the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Note payable (Group 1)
Risk free rate	0.10%	0.16% - 0.19%	0.10% - 0.17%	0.16% - 0.22%
Expected volatility	65%	65%	65% - 70%	65% - 80%
Expected life (in years)	0.13	0.22 - 0.63	0.13 - 0.38	0.22 - 0.48
Expected dividend yield	0%	0%	0%	0%

Note payable (Group 2)
Risk free rate	0.10%	0.19%	0.10% - 0.17%	0.19% - 0.33%
Expected volatility	65%	70%	65% - 70%	65% - 80%
Expected life (in years)	0.13	0.33 - 0.39	0.13 - 0.38	0.33 - 0.89
Expected dividend yield	0%	0%	0%	0%

Note payable (Group 3)
Risk free rate	0.10%	0.19%	0.10% - 0.17%	0.19% - 0.32%
Expected volatility	65%	70%	65% - 70%	65% - 70%
Expected life (in years)	0.13	0.70	0.13 - 0.38	0.70 - 0.95
Expected dividend yield	0%	0%	0%	0%

Note payable (Group 4)
Risk free rate	0.10%	0.19%	0.10% - 0.17%	0.19% - 0.32%
Expected volatility	65%	70%	65% - 70%	65% - 70%
Expected life (in years)	0.13	0.70	0.13 - 0.38	0.70 - 0.95
Expected dividend yield	0%	0%	0%	0%

The risk-free interest rate was based on the rates of treasury securities with the same terms as the terms of the instruments. The Company based expected volatility on the historical volatility for ten comparable publicly traded company’s common stock. The expected life of the notes was based on the maturity of the notes. The expected dividend yield of zero was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

Rackwise, Inc.
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 - Derivative Liabilities - Related Parties - Continued

On September 21, 2011, immediately prior to, and conditioned upon the effectiveness of the reverse merger, all of the outstanding non-bridge convertible notes and the related accrued interest converted into an aggregate of 19,533,586 shares of the Company’s common stock. At September 21, 2011 and December 31, 2010, the derivative liability associated with the embedded conversion options of notes issued to related parties was revalued at $1,133,186 and $1,645,852, respectively. On September 21, 2011, the derivative liability balance of $1,133,186 was reclassified to equity. The gain (loss) on change in fair value of derivative liabilities, included in other income in the accompanying statements of operations was $165,063 and $542,283 for the three and nine months ended September 30, 2011, respectively, and $(107,729) and $714,893 for the three and nine months ended September 30, 2010, respectively.

Note 8 - Fair Value Measures

The FASB’s accounting standard for fair value measurements establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2011 and December 31, 2010, respectively:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Derivative liabilities:

September 30, 2011	$-	$-	$-	$-

December 31, 2010	$-	$-	$1,645,852	$1,645,852

The derivative liabilities are measured at fair value using the binomial lattice options pricing model and are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during the three and nine months ended September 30, 2011 (see Note 7, Derivative Liabilities – Related Parties).

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis for the nine months ended September 30, 2011:

September 30,
2011

Fair value, beginning of period	$1,645,852
Derivative liabilities recorded during the period	29,617
Reclassification of derivative liability to equity	(1,133,186)
Net unrealized (gain) loss on derivative financial instruments	(542,283)
Fair value, end of period	$-

Rackwise, Inc.
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Equity

Conversion of Non-Bridge Notes

On September 21, 2011, immediately prior to, and conditioned upon the effectiveness of the reverse merger, all of the outstanding non-bridge convertible notes converted into an aggregate of 19,533,586 shares of the Company’s common stock. The noteholders waived their rights to two-year warrants in favor of the five-year Merger Warrants that they received pursuant to the reverse merger. See Note 1, Organization, Operations and Basis of Presentation – Reverse Merger.

Private Offering

In July 2011, the public company commenced a private offering (the “Offering”) pursuant to which, on September 21, 2011, the Company had an initial closing on the sale of 12,547,757 investor units (“Units”), at a price of $0.25 per Unit, or $3,136,938 of aggregate gross proceeds. The initial closing on the sale of Units included the conversion of $2,275,000 of principal, plus $64,438 of accrued interest, from the Convertible Bridge Notes previously received by the Company between April 2011 and August 2011. The Company raised $513,093 net proceeds as part of the private placement ($797,500 gross proceeds reduced by $284,407 offering costs). The Offering for the remaining 7,452,243 Units will continue after the closing of the reverse merger. Each Unit consists of one share of common stock and a warrant to purchase one-half share of our common stock (the “Investor Warrants”), such that 12,547,757 shares of common stock and Investor Warrants to purchase 6,273,880 shares of the Company’s common stock were issued.

The Offering was made on an "all or nothing" basis with respect to a minimum of 12,000,000 Units ($3,000,000 of aggregate proceeds) and on a "best efforts" basis with respect to a maximum of 20,000,000 Units ($5,000,000 of aggregate proceeds). In addition, in the event the maximum number of Units is sold, the placement agent and the Company have the option to offer an additional 4,000,000 Units ($1,000,000 of aggregate proceeds). The closing of the minimum offering of 12,000,000 Units and the closing of the reverse merger were conditioned upon each other.

The Investor Warrants are exercisable for a period of five years at an exercise price of $0.625 per full share of common stock. The Investor Warrants may be called for redemption by the Company at any time upon not less than 30 or more than 60 days prior written notice, provided that, at the time of delivery of such notice, (i) there is a registration statement covering the resale of the shares underlying the warrants; (ii) the average closing bid price for the Company’s common stock for each of the 20 consecutive trading days prior to the date of the notice of redemption is at least $1.25, as proportionally adjusted to reflect any stock splits, stock dividends, combinations of shares or like events; and (iii) the average trading volume for the Company’s common stock is at least 50,000 shares per day during the 20 consecutive trading days prior to the date of the notice of redemption and that during such 20-day period there is no more than one trading day in which there is no trading in the Company’s common stock.

The Investor Warrants, at the option of the holder, may be exercised by cash payment of the exercise price to the Company. Alternatively, the Investor Warrants may be exercised on a cashless basis commencing one year after the date of filing of the Current Report on Form 8-K with the SEC regarding the reverse merger if no registration statement registering the shares underlying the investor warrants is then in effect. The exercise price and number of shares of common stock issuable on exercise of the investor warrants may be adjusted in certain circumstances including stock splits, stock dividends, and future issuances of the Company’s equity securities without consideration or for consideration per share less than $0.25 (as specified in the warrant agreement).

The placement agent for the Offering received a cash commission of 10% of the funds raised from investors in the offering that were directly attributable to the placement agent. In addition, the placement agent received five-year warrants to purchase shares of the Company’s common stock equal to 10% of the Units sold to investors in the Offering (the “Broker Warrants”). As a result of the foregoing arrangement, the placement agent (1) was paid cash commissions of $68,750; (2) was reimbursed for $23,400 of out-of-pocket expenses; and (3) was issued five-year Broker Warrants to purchase 275,000 shares of the Company’s common stock. In addition, the placement agent acted as a finder in connection with the Convertible Bridge Note financing. In such capacity, it earned a fee of $2,500 related to the issuance of a $25,000 Convertible Bridge Note, plus a warrant, which was converted upon the initial closing of the Offering into a warrant to purchase up to 10,000 shares of the public company common stock.

Rackwise, Inc.
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Equity – Continued

Private Offering – Continued

The Broker Warrants are identical to the Investor Warrants in all material respects except that (i) the resale of the common stock underlying them is not covered by a registration statement; and (ii) they have an exercise price of $0.25 per share of common stock.

On September 21, 2011, the Company executed a registration rights agreement, whereby the Company committed to file a registration statement covering the resale of the common stock underlying the Units sold or to be sold in the Offering and the common stock that is issuable upon exercise of the Investor Warrants (but not the common stock that is issuable upon exercise of the Broker Warrants or Merger Warrants) within 75 days of the final closing of the Offering, and to use commercially reasonable efforts to cause the registration statement to become effective no later than 150 days after it is filed. The Company will be liable for monetary penalties at the monthly rate of 1% (to a maximum of 10%) of each holder’s investment in the Offering until the failure to meet the above deadlines are cured. Notwithstanding the foregoing, no payments shall be owed with respect to that portion of a holder’s registrable securities (1) which may be sold by such holder under Rule 144 or pursuant to another exemption from registration; or (2) which the Company is unable to register due to limits imposed by Rule 415 under the Securities Act (which shares would then be eligible for “piggyback” registration rights with respect to any registration statement filed by the Company within two years following the effectiveness of the original registration statement).

Conversion of Accrued Interest

During the nine months ended September 30, 2011, the Company converted accrued interest of $2,500 associated with a $100,000 note payable (see Note 5, Notes Payable) into 9,924 shares of common stock.

Stock Warrants

On June 15, 2011, 6,997,205 warrants that were scheduled to expire were extended for two years. The value of the modified warrants was deemed to be immaterial after applying the binomial lattice options pricing model using the following assumptions: risk-free rate of 0.81% to 1.40%; expected volatility of 75%; expected term of 0.21 years; dividend yield of 0%.

During the nine months ended September 30, 2011, the Company issued warrants to purchase 50,654 shares of the Company’s common stock at an exercise price of $0.252 per share for a term of five years to two note holders in connection with the issuance of convertible notes payable aggregating $63,000 in principal amount. Using the binomial lattice options pricing model, the Company determined that the relative fair value of the warrants was $4,750. The fair value was recorded as a debt discount and amortized over the term of the notes. The assumptions used in the binomial lattice options pricing model were as follows: risk-free rate of 1.77%; expected volatility of 70.0%; expected term of 4.2 years; expected dividend yield of 0%.

On September 21, 2011, immediately prior to, and conditioned upon the effectiveness of the reverse merger, warrants to purchase 1,609,747 shares of the Company’s common stock were exercised for total proceeds of $3,045 and all of the remaining warrants to purchase 11,889,751 shares of the Company’s common stock were cancelled.

On September 21, 2011, In connection with the reverse merger and Offering, warrants to purchase an aggregate of 36,558,880 shares of the Company’s common stock were issued, including (a) 30,000,000 Investor Warrants were issued to existing shareholders, (b) 6,273,880 Investor Warrants were issued in connection with the Offering and (c) 285,000 Broker Warrants were issued to the placement agent.

Rackwise, Inc.
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Equity – Continued

Stock Warrants – Continued

Warrant transactions during the nine months ended September 30, 2011 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Balance, December 31, 2010	13,448,844	$0.273
Granted	36,609,534	0.624
Exercised	(1,609,747)	0.002
Cancelled	(11,889,751)	0.310
Balance, September 30, 2011	36,558,880	$0.625	4.98	$-

Exercisable, September 30, 2011	36,558,880	$0.625	4.98	$-

Stock Options

The Company’s board of directors adopted a Stock Incentive Plan (the “Original Plan”) under which the Company may issue options to purchase the Company’s common stock to employees, directors and consultants. The Company had reserved 7,973,884 shares of common stock for issuance under the Original Plan. As of December 31, 2010, the Plan was over-allocated by 6,426,508 shares. Prior to the reverse merger, options to purchase 824,406 shares of the Company’s common stock were forfeited. All of the outstanding options to purchase 13,575,986 shares of the Company’s common stock were cancelled immediately prior to, and conditioned upon the effectiveness of the reverse merger (see Note 1, Organization, Operations, and Basis of Presentation - Reverse Merger).

Effective October 1, 2006, the Company adopted the provisions of ASC 718, using the modified prospective method. The Company utilizes the Black-Scholes option pricing model to value stock options and records stock-based compensation expense in its statements of operations over the period of service, which is generally the vesting period.

During the three and nine months ended September 30, 2011, the stock-based compensation expense recorded by the Company was $92,990 and $255,799, respectively. During the three and nine months ended September 30, 2010, the stock-based compensation recorded by the Company was $86,878 and $129,584, respectively. These amounts have been included in general and administrative expenses in the accompanying statements of operations. As of September 30, 2011, there was no unrecognized stock-based compensation expense.

Rackwise, Inc.
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Equity – Continued

Stock Options – Continued

Stock option transactions under the Plan during the nine months ended September 30, 2011 are as follows:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Balance, December 31, 2010	14,400,392	$0.22
Granted	-	-
Exercised	-	-
Forfeited	(824,406)	0.39
Cancelled	(13,575,986)	0.21
Balance, September 30, 2011	-	$-	-	$-

Exercisable, September 30, 2011	-	$-	-	$-

The board of directors and stockholders owning a majority of the Company’s outstanding shares adopted the 2011 Equity Incentive Plan (the “2011 Plan”) on September 20, 2011. A total of 13,500,000 shares of the Company’s common stock are reserved for issuance under the 2011 Plan. The 2011 Plan authorizes the grant to eligible recipients of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended, and stock appreciation rights. Under the 2011 Plan, (1) awards may be granted to employees, consultants, officers and directors; (2) the maximum term of any award shall be ten years from the date of grant; (3) the exercise price of any award shall not be less than the fair value on the date of grant; and (4) awards will typically result in the issuance of new common shares. As of September 30, 2011, there have been no awards granted from the 2011 Plan.

Note 10 – Related Party Transactions

During the nine months ended September 30, 2011 and 2010, the Company entered into various related party transactions with respect to financing arrangements with a Company stockholder and his affiliated entities. The outstanding balances of debt and the related accrued interest at September 30, 2011 and at December 31, 2010 and interest expense for the nine months ended September 30, 2011 and 2010 are disclosed in Note 6.

The Company is obligated to pay management fees to a stockholder of $10,000 per month for general business consulting, which represented $30,000 and $90,000 for each of the three and nine months ended September 30, 2011 and 2010, respectively. The balance due as of September 30, 2011 and December 31, 2010 was $250,000 and $160,000, respectively.

The Company is obligated to pay financing fees to a stockholder equal to 10% of the proceeds from note issuances to another related party. During the nine months ended September 30, 2011, the Company issued $3,000 of notes to the holder and accrued another $3,000 fee to satisfy the financing fee obligation. There were no financing fees paid during the three months ended September 30, 2011.

Rackwise, Inc.
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 10 – Related Party Transactions – Continued

Effective September 30, 2011, the Company’s Board of Directors appointed a new President and Chief Executive Officer (the “New CEO”). Prior to his appointment, the Company paid the New CEO $50,000 and $192,500 during the three and nine months ended September 30, 2011, pursuant to an April 1, 2011 Management Consulting Agreement between Mr. Archbold and the Company. Under the Management Consulting Agreement, Mr. Archbold provided general management and business consulting services and advice to the Company, including but not limited to, services and advice related to (i) general business development; (ii) the reverse merger; (iii) due diligence processes and capital structuring; and (iv) corporate planning and strategies. The Management Consulting Agreement was terminated upon the September 30, 2011 appointment of Mr. Archbold as our President and Chief Executive Officer.

Note 11 – Accrued Expenses

Accrued expenses include liabilities for unpaid payroll taxes along with an estimate of related interest and penalties. In April 2011, the IRS placed a Federal tax lien of approximately $179,000 against the Company in connection with a portion of these unpaid payroll taxes. Additional Federal and State tax liens could be imposed. The Company is currently in discussions with the IRS to implement an installment payment plan.

Accrued expenses consist of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)

Accrued commissions	$2,211	$27,890
Accrued payroll	263,834	95,067
Accrued payroll taxes [1]	567,289	297,622
Accrued vacation	128,997	134,251
Other accrued expenses	21,162	34,935

	$983,493	$589,765

[1] - includes accrual for interest and penalties

Note 12 – Commitments and Contingencies

Consulting Agreement

On August 21, 2011, the Company entered into an agreement for public relations and financial communications services for a term that expires on November 21, 2011. In consideration of services to be rendered, the Company agreed to pay $15,000 in cash per month in advance, for an aggregate of $45,000, and, subject to the consummation of the reverse merger, to issue 70,000 shares of the public company common stock per month, for an aggregate of 210,000 shares. The Company values the shares and records the associated consulting expense at each issuance date. For the three and nine months ended September 30, 2011, the Company recorded expense of $47,900, included in general and administrative expenses in the accompanying statements of operations, which includes cash fees of $15,000 and 70,000 shares valued at the September 30, 2011 fair market value of $0.47 per share. The Company recorded no expense in the three and nine months ended September 30, 2010.

Rackwise, Inc.
Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 12 - Commitments and Contingencies – Continued

Employment Agreements

On each of June 21, 2010, December 7, 2007, and September 18, 2008, the Company entered into offers of employment which provide for annual base salaries of $250,000, $200,000 (increased to $225,000 in 2010) and $140,000 with the Company’s then Chief Executive Officer (“former CEO”), Executive Chairman of the Board of Directors (“Executive Chairman”) and Chief Technology Officer (“CTO”), respectively. In addition, the former CEO and Executive Chairman are eligible to earn a bonus of up to 50% of their base salary based upon their respective achievements as determined by the Company's board of directors.  The CTO is eligible to earn a bonus of $5,000 per quarter based upon achievement of goals set by his direct supervisor. Each of the former CEO and Executive Chairman are entitled to 12 months base salary in the event they are terminated “without cause” (as defined in their employment agreements) or “resign for good reason” (as defined in their employment agreements).  On September 29, 2011, the former CEO submitted his resignation as Chief Executive Officer, President and director of the Company, effective as of September 30, 2011. The former CEO continues to work for the Company in a senior management position.

Note 13 – Subsequent Events

Private Offering

Subsequent to September 30, 2011, the public company had three additional closings of the Offering pursuant whereby an aggregate of 3,320,000 investor units (“Units”) were sold at a price of $0.25 per Unit, resulting in $830,000 of aggregate gross proceeds. Each Unit consists of one share of common stock and a warrant to purchase one-half share of our common stock (the “Investor Warrants”), such that 3,320,000 shares of common stock and Investor Warrants to purchase 1,660,000 shares of the Company’s common stock were issued. In addition, the placement agent (1) was paid cash commissions of $27,000; and (2) was issued five-year Broker Warrants to purchase 108,000 shares of the Company’s common stock.

Consulting Agreement

On October 1, 2011 we entered into a six month consulting agreement (the “Consulting Agreement”) for general business consulting services and advice including, but not limited to, services and advice related to (i) corporate planning and strategies; and (ii) general financial matters. The Company is paying $110,000 and issuing 400,000 warrants under the Consulting Agreement, payable and issuable on or before November 30, 2011. The warrants are exercisable to purchase a like number of shares for a period of 5 years from issuance at an exercise price of $0.25 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements for the nine months ended September 30, 2011 and 2010 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Rackwise, Inc., a Nevada corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors in Item 2.01 in our Current Report on Form 8-K filed on September 27, 2011. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview

We are a software development, sales and marketing company. Our products manage and correlate the physical attributes and connectivity of the complicated computer equipment of over 130 customer data centers. Within the data center industry, we specifically provide a complete set of solutions that have been previously unavailable relative to all physical aspects of the data center by providing reporting on critical present day issues of power consumption, power efficiency, carbon footprint, green grid, and density requirements. This reporting allows customers to plan data center expansions and contractions as well as equipment usage more effectively and results in significant economic savings for the customer.

As reflected in our financial statements for the years ended December 31, 2010 and 2009, we have generated significant losses, which raises substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2010 and 2009 regarding concerns about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We expect that with the infusion of additional capital and with additional management we will be able to increase sales, professional services, and expand the breadth of our product offerings. We intend to do the following:

·	Add interfaces to our existing products, which would make us a differentiator in the market.

·	Establish industry partners, “value added resellers”, or VARs, and strategic services partners to perform some of the services we are being asked to perform post sales cycles.

·
Initiate specific new marketing efforts to coordinate and lead our initiatives for greater market recognition with special emphasis on contacting and educating industry analysts to spread the word of our capabilities.

·	Expand the current sales model of one team to six teams covering six regions and build a vertical sales model to address data center centric industry segments.

·	Expand our products to include monitoring and managing the balance of the customer’s IT infrastructure.

Recent Developments and Trends

On September 21, 2011, (1) most of our non-bridge convertible notes were converted into common stock; (2) we consummated the reverse merger with a public holding company; (3) our stockholders exchanged their common stock for common stock and warrants of a public holding company; (4) we assigned our bridge notes to a public holding company; (5) the bridge notes were converted into common stock and warrants of a public holding company; (6) we sold additional common stock and warrants of our public holding company for $797,500 of aggregate gross proceeds. As a result of these developments, we expect (a) to have an improved working capital position; (b) to have significantly reduced ongoing charges for interest expense, amortization of debt discount, amortization of deferred financing costs and gain on change in fair value of derivative liabilities (the latter of which related to conversion options associated with the convertible notes).

In addition, subsequent to September 30, 2011, we sold additional common stock and warrants for $830,000 of aggregate gross proceeds in the continuing offering. We anticipate that we will need to raise approximately $1,750,000 to $2,250,000 in additional capital over the next twelve months in order to fund our revenue growth plan. This capital will be utilized to fund (1) $180,000 - $240,000 per annum of recurring legal and accounting expenses as a result of being a public company; and (2) our existing operating deficits while we invest in our sales, R&D and support functions, which we believe will enable us to broaden our product line(s) and enhance our marketing efforts to increase revenues and generate operating surpluses by the end of 2012. We do not currently anticipate any material capital expenditures. As of November 14, 2011, we believe that we have enough cash on hand to sustain our operations through March 2012.

Revenues

Revenues are generated from the licensing, subscription and maintenance of our enterprise software product and to a lesser extent professional services fees.

Direct cost of revenues

Direct cost of revenues includes the cost of server hosting, the cost of installing our software for new clients, commissions to third parties for installation of our software, the costs of support and operations dedicated to customer services and the costs of maintaining and amortizing our proprietary database.

Sales and marketing expenses

Sales expenses consist of compensation and overhead associated with our channel sales, inside sales, direct sales and product sales support functions. Marketing expenses consist primarily of compensation and overhead associated with our marketing function, trade shows and Google ads, which are used as a main source of sales leads.

Research and development expenses

Research and development expenses consist mainly of compensation and overhead of research and development personnel and professional services firms performing research and development functions, plus amortization of our proprietary database.

General and administrative expenses

General and administrative expenses consist of the compensation and overhead of administrative personnel and professional services firms performing administrative functions, including management, accounting, finance and legal services, plus expenses associated with infrastructure, including depreciation, information technology, telecommunications, facilities and insurance.

Interest, net

Interest, net consists primarily of interest expense associated with our notes payable.

Amortization of debt discount

Amortization of debt discount represents the amortization of the debt discount over the shorter of (a) the term of the related debt, or (b) the conversion of the debt into equity instruments. Debt discount consists of the fair value of the conversion options associated with certain debt, plus the fair value of the warrants provided to certain debt holders.

Amortization of deferred financing costs

Amortization of deferred financing costs represents the amortization of the deferred financing costs over the shorter of (a) the term of the related debt, or (b) the conversion of the debt into equity instruments. Deferred financing costs represent the professional fees incurred in conjunction with our debt financing activities.

Gain on change in fair value of derivative liabilities

Gain on change in fair value of derivative liabilities represents the change in the fair value of derivative liabilities over a reporting period, since derivative liabilities are required to be revalued at each reporting date.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Overview

We reported net losses of $2,252,360 and $1,502,147 for the three months ended September 30, 2011 and 2010, respectively. The increase in net loss of $750,213, or 50%, is primarily due to the $774,244 net increase in operating and other expenses, including a $882,403 increase in transaction expenses, a $516,575 increase in general and administrative expenses and a $179,062 increase in the amortization of deferred financing costs; partially offset by a $272,792 increase in the gain on change in fair value of derivative liabilities and a $520,985 decrease in the amortization of debt discount.

Revenues

Our revenues for the three months ended September 30, 2011 were $664,822 as compared to revenues of $668,378 for the three months ended September 30, 2010. Revenues decreased by $3,556, or 1%. Licensing revenues were $336,335 as compared to $264,924 in the prior quarter, an increase of $71,411, or 27%, due to an increase in installations. Maintenance revenues were $258,072 as compared to $214,603 in the prior quarter, an increase of $43,469, or 20%, due to maintenance renewals from the prior year along with revenue from new license sales. Subscription revenues were $60,415 as compared to $70,995 in the prior quarter, a decrease of $10,580, or 15%, due to a shift from subscription sales to licensing sales as well as the rebuilding of the sales force. The Company recorded professional service revenues of $10,000 during the three months ended September 30, 2011 as compared to $117,856 in the prior period, a decrease of $107,856, or 92%, due to a decrease in demand.

Direct cost of revenues

The direct cost of revenues during the three months ended September 30, 2011 and 2010 was $63,746 and $91,333, respectively, representing a decrease of $27,587, or 30%. The decrease in direct cost of revenues resulted primarily from a decrease in headcount in the installation and client support functions that left and were not replaced as a cash conservation measure. The direct cost of revenues as a percentage of revenues was approximately 10% and 14% for the three months ended September 30, 2011 and 2010, respectively. It is impractical for the Company to break out direct cost of revenues by the types of revenues cited in the revenue discussion above, because it would be necessary to implement time reporting in our small customer support function, which would reduce productivity with little added value.

Sales and marketing expenses

Sales and marketing expenses decreased by $225, or less than 1%, during the three months ended September 30, 2011 to $445,079 from $445,304 during the three months ended September 30, 2010. Sales and marketing expenses consisted of marketing expenses of $51,050 and $95,595 during the three months ended September 30, 2011 and 2010, respectively, and sales expenses of $394,029 and $349,709 during the three months ended September 30, 2011 and 2010, respectively.

The decrease of $44,545, or 47%, in marketing expenses resulted primarily from a decrease in the use of Google ads.

Sales expenses increased by $44,320, or 13%. Channel sales decreased $44,199, or 99%. This decrease resulted primarily from the elimination of the manager in the second half of 2010 as our overall channel approach was cut back due to poor results in previous years. Inside sales decreased by $24,351, or 100%, due to a decrease in headcount, partially due to a cash conversation measure. Product sales support expenses decreased by 100% during the three months ended September 30, 2011 from $117,198 during the three months ended September 30, 2010, due to a decrease in headcount. Direct sales increased by $230,068, or 141%, to $393,452, during the three months ended September 30, 2011. This increase was primarily due to an increase in direct sales personnel and our relocation to new office space.

Research and development expenses

Research and development expenses increased by $60,413, or 29%, during the three months ended September 30, 2011 to $271,818 from $211,405 during the three months ended September 30, 2010. Wages and other employee related expenses increased by $62,677 as a result of higher headcounts in 2011.

General and administrative expenses

General and administrative expenses were $1,067,470 during the three months ended September 30, 2011 as compared to $550,895 during the three months ended September 30, 2010, an increase of $516,575, or 94%. This increase resulted primarily from $100,000 in additional factor fees and $330,000 in costs related to loan forgiveness.

Interest, net

Interest expense was $49,550 during the three months ended September 30, 2011 as compared to $119,757 during the three months ended September 30, 2010, representing a decrease of $70,207, or 59%. The decrease resulted primarily due to interest on non-bridge convertible notes being accrued for a portion of the three months ended September 30, 2011, as agreed upon by all parties.

Amortization of debt discount

During the three months ended September 30, 2011, we recorded expense of $123,117 for amortization of debt discount as compared to $644,102 during the three months ended September 30, 2010, representing a decrease of $520,985, or 81%. The decrease resulted primarily from the debt discount associated with notes issued to related parties becoming fully amortized in 2011.

Amortization of deferred financing costs

During the three months ended September 30, 2011, we recorded expense of $179,062 for amortization of deferred financing costs as compared to none during the three months ended September 30, 2010. Amortization of deferred financing costs increased primarily as a result of the 2011 issuance of the bridge notes.

Gain on change in fair value of derivative liabilities

During the three months ended September 30, 2011, we recorded a gain from the change in fair value of our derivative liabilities of $165,063 as compared to a loss of $107,729 during the three months ended September 30, 2010, representing a decrease in expense of $272,792, or 253%. The fair market value of derivative liabilities derived from the binomial lattice options pricing model fluctuates based on changes in the underlying assumptions.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Overview

We reported net losses of $4,417,897 and $3,145,100 for the nine months ended September 30, 2011 and 2010, respectively. The increase in net loss of $1,272,797, or 40%, is primarily due to the $1,065,174 net increase in operating and other expenses, including a $882,403 increase in transaction expenses, a $792,337 increase in general and administrative expenses, a $347,632 increase in the amortization of deferred financing costs and a $172,610 increase in the loss on change in fair value of derivative liabilities; partially offset by a $952,772 decrease in the amortization of debt discount and a $179,370 decrease in sales and marketing expenses.

Revenues

Our revenues for the nine months ended September 30, 2011 were $1,461,403 as compared to revenues of $1,769,703 for the nine months ended September 30, 2010. Revenues decreased by $308,300, or 17%. Licensing revenues were $609,415 as compared to $720,074 in the prior period, a decrease of $110,659, or 15%, due to reduced productivity as a result of the departure of the Vice President of Sales and the rebuilding of the sales department. Maintenance revenues were $747,851 as compared to $622,961 in the prior period, an increase of $124,890, or 20%, due to maintenance renewals from the prior year along with revenue from new license sales. Subscription revenues were $94,137 as compared to $272,572 in the prior period, a decrease of $178,435, or 65%, due to a shift from subscription sales to licensing sales as well as the rebuilding of the sales force. The Company recorded professional service revenues of $10,000 during the nine months ended September 30, 2011 as compared to $154,096 in the prior period, a decrease of $144,096, or 94%, due to a decrease in demand.

Direct cost of revenues

The direct cost of revenues during the nine months ended September 30, 2011 and 2010 was $162,217 and $262,894, respectively, representing a decrease of $100,677, or 38%. The decrease in direct cost of revenues resulted primarily from a decrease in headcount in the installation and client support functions that left and were not replaced as a cash conservation measure. The direct cost of revenues as a percentage of revenues was approximately 11% and 15% for the nine months ended September 30, 2011 and 2010, respectively. It is impractical for the Company to break out direct cost of revenues by the types of revenues cited in the revenue discussion above, because it would be necessary to implement time reporting in our small customer support function, which would reduce productivity with little added value.

Sales and marketing expenses

Sales and marketing expenses decreased by $179,370, or 15%, during the nine months ended September 30, 2011 to $1,022,654 from $1,202,024 during the nine months ended September 30, 2010. Sales and marketing expenses consisted of marketing expenses of $130,265 and $288,389 during the nine months ended September 30, 2011 and 2010, respectively, and sales expenses of $892,389 and $913,635 during the nine months ended September 30, 2011 and 2010, respectively.

The decrease of $158,124, or 55%, in marketing expenses resulted primarily from a $55,000 decrease due to a cutback in the marketing department, a $100,000 decrease in the use of Google ads and a decrease in costs associated with participating in trade shows, all as cash conservation measures, partially offset by an increase in the use of sales conferencing.

Sales expenses decreased by $21,246, or 2%. Channel sales decreased $137,395, or 95%. This decrease resulted primarily from the elimination of the manager in the second half of 2010 as our overall channel approach was cut back due to poor results in previous years. Inside sales decreased by $74,727, or 95%, due to a decrease in headcount, partially due to a cash conversation measure. Product sales support expenses decreased by 99% to $1,401 during the nine months ended September 30, 2011 from $234,425 during the nine months ended September 30, 2010, due to a decrease in headcount. Direct sales increased by $423,900, or 93%, to $880,222, during the nine months ended September 30, 2011. This increase was primarily due to an increase in direct sales personnel and our relocation to new office space.

Research and development expenses

Research and development expenses decreased by $19,720, or 3%, during the nine months ended September 30, 2011 to $717,091 from $736,811 during the nine months ended September 30, 2010. Wages decreased by $29,000 and consulting fees decreased by $66,000 as a result of the termination of a consultant and an employee in the first half of 2011, both decreases due to cash conservation measures, partially offset by a $15,000 increase due to the relocation to our new office space, increased IT expense and additional headcount in the third quarter of 2011.

General and administrative expenses

General and administrative expenses were $2,324,266 during the nine months ended September 30, 2011 as compared to $1,531,929 during the nine months ended September 30, 2010, an increase of $792,337, or 52%. This increase resulted primarily from $140,000 in severance expenses, $330,000 in costs related to loan forgiveness, $120,000 in incremental wages for new executives, $120,000 of stock based compensation expense related to awards granted to new executives and $90,000 of costs related to tax interest and penalties. These increases were partially offset by a $50,000 decrease in factor fees due to lower receivables.

Interest, net

Interest expense was $332,940 during the nine months ended September 30, 2011 as compared to $310,886 during the nine months ended September 30, 2010, representing an increase of $22,054, or 7%. The increase resulted primarily from additional borrowings in 2011.

Amortization of debt discount

During the nine months ended September 30, 2011, we recorded expense of $632,380 for amortization of debt discount as compared to $1,585,152 during the nine months ended September 30, 2010, representing a decrease of $952,772, or 60%. The decrease resulted primarily from the debt discount associated with notes issued to related parties becoming fully amortized in 2011.

Amortization of deferred financing costs

During the nine months ended September 30, 2011, we recorded expense of $347,632 for amortization of deferred financing costs as compared to none during the nine months ended September 30, 2010. Amortization of deferred financing costs increased primarily as a result of the 2011 issuance of the bridge notes.

Gain on change in fair value of derivative liabilities

During the nine months ended September 30, 2011, we recorded a gain from the change in fair value of our derivative liabilities of $542,283 as compared to a gain of $714,893 during the nine months ended September 30, 2010, representing a decrease in income of $172,610, or 24%. The fair market value of derivative liabilities derived from the binomial lattice options pricing model fluctuates based on changes in the underlying assumptions.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	September 30,	December 31,
	2011	2010
	(unaudited)

Cash	$198,677	$47,366
Working Capital Deficiency	$(3,237,391)	$(7,268,049)
Notes Payable (Gross - Current)	$50,000	$3,362,757

Prior to the Merger (see“Recent Developments”below), we relied primarily on debt financing from our directors and principal stockholders and their affiliates to fund our operations. The Company borrowed an aggregate of $1,487,980, $1,453,757 (net of repayments of $200,000) and $1,679,000, during the nine months ended September 30, 2011 and during the years ended December 31, 2010 and 2009, respectively.

Concurrent with the Merger, we converted most of our indebtedness to common stock and we sold additional common stock and warrants for $797,500 of aggregate gross proceeds in the offering (see“Recent Developments”below). In addition, subsequent to September 30, 2011, we sold additional common stock and warrants for $830,000 of aggregate gross proceeds in the continuing offering. We anticipate that we will need to raise approximately $1,750,000 to $2,250,000 in additional capital over the next twelve months in order to fund our revenue growth plan. This capital will be utilized to fund (1) $180,000 - $240,000 per annum of recurring legal and accounting expenses as a result of being a public company; and (2) our existing operating deficits while we invest in our sales, R&D and support functions, which we believe will enable us to broaden our product line(s) and enhance our marketing efforts to increase revenues and generate operating surpluses by the end of 2012. We do not currently anticipate any material capital expenditures. As of November 14, 2011, we believe that we have enough cash on hand to sustain our operations through March 2012.

Recent Developments

In April 2011, the Internal Revenue Service placed a Federal tax lien of approximately $179,000 against us in connection with a portion of our unpaid payroll taxes.

On July 29, 2011, our Board authorized us, conditional upon the effectiveness of the Merger, to forgive and write-off a note receivable of $187,717 from one of our officers and a stockholder and award him a bonus of approximately $143,000 in order to cover taxes associated with income from the forgiveness of the note. The bonus will be paid when the tax is due.

From April through August 2011, we issued bridge notes with an aggregate principal amount of $2,275,000 to third parties which were scheduled to mature between October 2011 and February 2012. Approximately $367,000 of additional deferred financing costs were incurred. The bridge notes bore interest at 10% per annum.

On September 21, 2011, immediately prior to, and conditioned upon the effectiveness of the Merger: (1) all of our outstanding convertible notes (excluding our bridge notes), plus the related accrued interest, converted into an aggregate of 19,533,586 shares of our common stock; (2) warrants to purchase 1,609,747 shares of common stock were exercised for total proceeds of $3,045 and all of the remaining warrants were cancelled; and (3) all of the outstanding options to purchase shares of our common stock were cancelled.

On September 21, 2011, we entered into the Merger Agreement and consummated the Merger with a public shell company. Pursuant to the Merger Agreement, our stockholders received an aggregate of 72.7% of the public company (following the initial closing of the private offering, discussed below) as a result of exchanging each share of our common stock for (1) approximately 1.27 shares of common stock of the Company and (2) approximately 1.27 warrants, each to purchase one-half share of common stock of the Company.

Concurrent with the closing of the Merger, we issued 12,547,757 shares of common stock and five year warrants to purchase 6,273,880 shares of the Company’s common stock at a price of $0.625 per share, in exchange for $3,136,938 of aggregate gross proceeds (before deducting $92,150 of issuance costs) pursuant to the terms of the offering, which included the conversion of the full $2,275,000 of principal amount, plus accrued interest, of the outstanding bridge notes (after they were assigned to the public company).

Subsequent to September 30, 2011, we issued 3,320,000 shares of common stock and five year warrants to purchase 1,660,000 shares of our common stock at a price of $0.625 per share, in exchange for $830,000 of aggregate gross proceeds.

Availability of Additional Funds

As a result of the above developments, which raised additional cash and, importantly, resulted in the conversion of most of our indebtedness into equity, our working capital situation improved. Notwithstanding these developments, we anticipate that we will need to raise approximately $1,750,000 to $2,250,000 in additional capital in the next twelve months to implement our revenue growth plan. This capital will be utilized to fund (1) increased, recurring legal and accounting expenses as a result of being a public company; and (2) our existing operating deficits while we invest in our sales, R&D and support functions, which we believe will enable us to broaden our product line(s) and enhance our marketing efforts to increase revenues and generate operating surpluses by the end of 2012.  We do not currently anticipate any material capital expenditures. As of November 14, 2011, we believe that we have enough cash on hand to sustain our operations through March 2012.

We plan to continue raising capital (1) as a continuation of the current offering; and (2) as part of new offerings; in order to meet these liquidity needs. We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms.

These conditions raise doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Nine Months Ended September 30, 2011 and 2010

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2011 and 2010, amounted to $2,228,712 and $1,244,797, respectively. During the nine months ended September 30, 2011, the net cash used in operating activities was primarily attributable to the net loss of $4,417,897, reduced by an aggregate of $900,822 of non-cash expenses, a $605,730 decrease in due to factor as a result of a decline in accounts receivable pledged to a factor, and a $354,733 decrease in deferred revenues due to a decrease in revenue; partially offset by a $1,056,369 decrease in accounts receivable, a $326,429 increase in accrued interest, a $458,496 increase in accounts payable and a $393,728 increase in accrued expenses. During the nine months ended September 30, 2010, the net cash used in operating activities was primarily attributable to the net loss of $3,145,100, reduced by an aggregate of $1,107,861 of non-cash expenses, a $373,800 decrease in amounts due to factor as a result of a decline in accounts receivable pledged to a factor; partially offset by a $616,965 decrease in accounts receivable due to decline in revenue, a $236,776 increase in accrued interest, a $218,110 increase in accounts payable and a $160,922 increase in accrued expenses.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 and 2010 amounted to $121,224 and $198,129, respectively. The net cash used in investing activities for the nine months ended September 30, 2011 related to the purchase of fixed assets totaling $51,202 and acquisition of intangible assets (schematic of the computer systems which are referred to as “Shapes” for our database library) totaling $70,022. The net cash used in investing activities for the nine months ended September 30, 2010 related to the purchase of fixed assets totaling $63,173 and acquisition of intangible assets, Shapes, for our database library, totaling $134,956.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 and 2010 amounted to $2,501,247 and $1,448,950, respectively. For the nine months ended September 30, 2011, the net cash provided by financing activities resulted primarily from new borrowings of $2,337,980 and net proceeds from the issuance of common stock and warrants of $513,093 (gross proceeds of $797,500 less $284,407 of issuance costs); partially offset by $347,632 of deferred financing costs. For the nine months ended September 30, 2010, the net cash provided by financing activities resulted primarily from new borrowings of $1,653,759; partially offset by $200,000 of notes payable repayments.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our December 31, 2010 financial statements included in the Current Report on Form 8-K filed with the SEC on September 27, 2011. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2011 our disclosure controls and procedures were effective.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. As reported in the Form 8-K dated September 29, 2011, effective September 30, 2011, Guy A. Archbold replaced Robert B. Ney as our Chief Executive Officer. We do not anticipate that this change in management will have a material effect on our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. Furthermore, as of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the September 21, 2011 Merger, we agreed to issue an aggregate of 60,000,000 shares of our common stock and 60,000,000 five year warrants, each to purchase one-half share of our common stock, to the stockholders of Rackwise. The issuance of shares of our common stock to the Rackwise stockholders in connection with the Merger was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated by the SEC under that section, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement.

In connection with the September 21, 2011 initial closing under our private placement, we sold an aggregate of 12,547,757 units in an offering of securities at a price of $0.25 per unit for gross proceeds of $3,136,938. Each unit consists of one share of our common stock and one five year warrant to purchase one-half share of our common stock at a purchase price of $0.625 per full share. The offering was made only to accredited investors, as defined under Regulation D, Rule 501(a) and non-“U.S. Persons” as defined in Regulations S.

In connection with the October 13, 2011 second closing under our private placement, we sold an aggregate of 1,400,000 units at a price of $0.25 per unit for gross proceeds of $350,000. Each unit consists of one share of our common stock and one five year warrant to purchase one-half share of our common stock at a purchase price of $0.625 per full share. The offering was made solely to accredited investors, as defined under Regulation D, Rule 501(a) and non- “U.S. Persons” as defined in Regulation S. The sale of the securities was made in reliance on Section 4(2) of the Securities Act, Rule 506 of Regulation D and/or Regulation S.

In connection with the October 26, 2011 third closing under our private placement, we sold an aggregate of 1,080,000 units at a price of $0.25 per unit for gross proceeds of $270,000. Each unit consists of one share of our common stock and one five year warrant to purchase one-half share of our common stock at a purchase price of $0.625 per full share. The offering was made solely to accredited investors, as defined under Regulation D, Rule 501(a) and non- “U.S. Persons” as defined in Regulation S. The sale of the securities was made in reliance on Section 4(2) of the Securities Act, Rule 506 of Regulation D and/or Regulation S.

In connection with the November 9, 2011 fourth closing under our private placement, we sold an aggregate of 840,000 units at a price of $0.25 per unit for gross proceeds of $210,000. Each unit consists of one share of our common stock and one five year warrant to purchase one-half share of our common stock at a purchase price of $0.625 per full share. The offering was made solely to accredited investors, as defined under Regulation D, Rule 501(a) and non- “U.S. Persons” as defined in Regulation S. The sale of the securities was made in reliance on Section 4(2) of the Securities Act, Rule 506 of Regulation D and/or Regulation S.

In connection with the September 21, 2011 initial closing under our private placement, we issued an aggregate of 285,000 warrants to the placement agent in the offering. Each warrant is exercisable for a period of five years at an exercise price of $0.25 per share. The warrants were issued in reliance on Section 4(2) of the Securities Act.

In connection with the October 13, 2011 second closing under our private placement, we issued an aggregate of 20,000 warrants to the placement agent in the offering. Each warrant is exercisable for a period of five years at an exercise price of $0.25 per share. The warrants were issued in reliance on Section 4(2) of the Securities Act.

In connection with the October 26, 2011 third closing under our private placement, we issued an aggregate of 20,000 warrants to the placement agent in the offering. Each warrant is exercisable for a period of five years at an exercise price of $0.25 per share. The warrants were issued in reliance on Section 4(2) of the Securities Act.

In connection with the November 9, 2011 fourth closing under our private placement, we issued an aggregate of 68,000 warrants to the placement agent in the offering. Each warrant is exercisable for a period of five years at an exercise price of $0.25 per share. The warrants were issued in reliance on Section 4(2) of the Securities Act.

In November 2011, we issued 140,000 shares of our common stock to a Consultant pursuant to an August 21, 2011 Consulting Agreement under which we are required to issue an aggregate of 210,000 shares. The 70,000 share balance due under the Consulting Agreement will be issued in December 2011. The shares issued and issuable under the Consulting Agreement were and will be issued in reliance on Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

We are in default under a December 8, 2008, 5% Senior Promissory Note (the “Note”) issued to a principal shareholder. Interest and principal became due on the Note on June 10, 2009. As at September 30, 2011 we owed $50,000 in principal and $7,023 in accrued interest on the Note. We intend to pay off the Note, including all accrued interest due thereon, as and when funding or revenues permit.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information.

We paid Guy Archbold an aggregate of $192,500 during the period April 1, 2011 through September 30, 2011 under an April 1, 2011 Management Consulting Agreement between Mr. Archbold and Visual Network Design, Inc., a Delaware corporation (“VNDI-Delaware”). Under the Management Consulting Agreement, Mr. Archbold provided general management and business consulting services and advice to VNDI-Delaware, including but not limited to, services and advice related to (i) general business development; (ii) the merger with Rackwise, Inc.; (iii) due diligence processes and capital structuring; and (iv) corporate planning and strategies. The Management Consulting Agreement was terminated upon the September 30, 2011 appointment of Mr. Archbold as our President and Chief Executive Officer.

On October 1, 2011 we entered into a 6 month Consulting Agreement (the “Consulting Agreement”) with Gottbetter Capital Markets, LLC (“GCM”). We are paying GCM $110,000 and issuing 400,000 warrants to GCM under the Consulting Agreement payable and issuable on or before November 30, 2011. The warrants are exercisable for the purchase of a like number of shares for a period of 5 years from issuance at an exercise price of $0.25 per share. Under the Consulting Agreement, GCM is providing us with general business consulting services and advice including, but not limited to, services and advice related to (i) corporate planning and strategies; and (ii) general financial matters. The services and advice to be provided by GCM under the Consulting Agreement will not involve the offer and sale of securities in capital raising transactions.

Item 6. Exhibits.

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	Description

10.1	Consulting Agreement dated October 1, 2011 between Registrant and Gottbetter Capital Markets, LLC.

31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RACKWISE, INC.

November 14, 2011	By:	/s/ Guy A. Archbold
Guy A. Archbold,
Chief Executive Officer

November 14, 2011	By:	/s/ Steve Solodoff
Steve Solodoff,
Interim Chief Financial Officer