Form 10-K
period 2011-12-31
Rackwise, Inc.
filed 2012-03-30
CIK 1476638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-54519

RACKWISE, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3439890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 California Street, Suite 2450 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 946-8948

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2011, there were 85,000,018 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding. Of these, 10,000,018 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $0 as of June 30, 2011, as the registrant’s common stock had yet to commence trading as of June 30, 2011.

As of March 26, 2012, there were 99,215,471 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,”, “plans,” “may,” “could,” “should,” “anticipates,” “likely,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

Factors that might cause or contribute to such differences include, but are not limited to, those discussed below and in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this Annual Report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Annual Report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the “Risk Factors” section and elsewhere in this Annual Report. All forward-looking statements are based upon information available to us on the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

All references in this Form 10-K to the “Company,” “Rackwise,” “we,” “us” or “our” are to Rackwise, Inc. and, unless otherwise differentiated, its subsidiary, Visual Network Design, Inc., a Delaware corporation.

PART I

ITEM 1. BUSINESS

Organizational History

We were incorporated under the name MIB Digital, Inc., in the State of Florida on September 23, 2009, to develop and operate an advertising and subscription supported content management platform. On August 24, 2010, pursuant to an agreement and plan of merger with our special purpose wholly-owned subsidiary Cahaba Pharmaceuticals, Inc., a Nevada corporation, we merged with and into Cahaba Pharmaceuticals, Inc., with Cahaba Pharmaceuticals, Inc. as the surviving corporation. The purpose of the merger was to re-domicile from Florida to Nevada, to change our name and to effect a recapitalization. Cahaba Pharmaceuticals, Inc. was incorporated on August 20, 2010, for the sole purpose of effecting the merger, with an authorized capital stock of 300,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.0001 per share. In the merger, each share of common stock, par value $0.0001 per share, of MIB Digital, Inc. was automatically converted into eight and one-third (8⅓) shares of common stock of Cahaba Pharmaceuticals, Inc.

On July 8, 2011, in anticipation of a business combination with Visual Network Design, Inc., a Delaware corporation (“VNDI”), we entered into an agreement and plan of merger pursuant to which we merged with our newly formed, wholly owned subsidiary, Visual Network Design, Inc., a Nevada corporation. Upon the consummation of the merger, the separate existence of Visual Network Design, Inc. ceased and our shareholders became shareholders of the surviving company named “Visual Network Design, Inc.” On September 21, 2011, VNDI Acquisition Corp., our wholly owned Delaware subsidiary, merged with and into VNDI, with VNDI as the surviving corporation (the “Merger”). In connection with the Merger, each share of VNDI common stock was cancelled and converted into the right to receive approximately 1.27 shares of our common stock and approximately 1.27 warrants, each to purchase one-half share of our common stock at an exercise price of $0.625 per whole share, subject to weighted-average anti-dilution protection. As a result of the Merger, we acquired the business of VNDI, and continued the existing business operations of VNDI as a software development, sales and marketing company within the markets of IT infrastructure, data center monitoring, management and optimization, data center cost efficiency and green data centers.

On September 29, 2011, we entered into an agreement and plan of merger pursuant to which we merged with our newly formed, wholly owned subsidiary, Rackwise, Inc., a Nevada corporation. The sole purpose of the merger was to change our name. Upon the consummation of the merger, the separate existence of Rackwise, Inc. ceased and our shareholders became shareholders of the surviving company named “Rackwise, Inc.”

Unless the context indicates otherwise, all references in this Annual Report to “Rackwise” “the Company,” “we,” “us” and “our” refer to Rackwise, Inc. and its subsidiary, Visual Network Design, Inc., a Delaware corporation.

Our fiscal year end is December 31.

Business Overview

We are a software development, sales and marketing company within the markets of IT infrastructure, data center monitoring, management and optimization, data center cost efficiency and green data centers. Our executive offices are currently located in San Francisco, California, and we have a software development and data center in the Research Triangle Park in Raleigh, North Carolina. We are in the process of relocating our executive offices to Folsom, California and expanding our software development center.

Our flagship Data Center Management (DCM) software product, Rackwise®, is used by over 130 companies worldwide to track, manage, plan, optimize and provide cost analysis of IT infrastructure. Our product is a multi-layered software that provides a suite of solutions to managing the multiple dimensions of a company’s IT infrastructure, including power consumption, power efficiency, carbon footprint, green grid and density requirements. Our product provides the functionality for optimizing a data center by locating servers with low CPU utilization, recognizing top power/space/heat consumption devices, and correlating those devices to the applications and business services they support. This improved reporting allows a company to plan data center expansions and reductions and equipment usage more energy efficiently and cost effectively.

As reflected in our financial statements for the years ended December 31, 2011 and 2010, we have generated significant losses, which raise substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2011 and 2010 on the accompanying financial statements describing conditions that raised substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. While our expectation is that our business strategy will begin to increase revenues and generate cash from operations, we may not be successful in implementing our business strategy. If we cannot continue as a going concern, our stockholders may lose their entire investment in our securities.

Business Developments

As part of the execution of our business strategy, we have taken the following steps:

•	We have divided the U.S. into five sales regions: Northeast, Southeast, North Central, South Central and West. Furthermore, we have targeted sales outside of the U.S. and have established a Latin America region. Each sales region will be staffed by an experienced, professional Regional Sales Director and a Regional Sales Engineer. To date, we have hired all six Regional Sales Directors and two Sales Engineers.

•	We have commenced the development and execution of a Professional Services organization to offer new services to our existing and prospective clients. The new service offerings will consist of more extensive training for our existing and new products, analysis and recommendation on how to optimize the management of the client’s data center, and creation of Centers of Excellence. These Centers will concentrate on advanced training to help expedite the clients realizing maximum efficiency of their data centers while also meeting the standards published by the Green Grid (a collaborative organization committed to improving the resource efficiency of data centers and business computing ecosystems) for achieving Green Grid certification. We have appointed an Executive VP to supervise the program as well as hiring a Managing Principal Consultant.

•	We have appointed a VP Strategic Partners to assist our sales program described above, who is in the process of developing multiple strategic relationships for the Company. These partners will be involved in reselling and supporting Rackwise products worldwide.

•	To further our marketing and sales efforts, we have significantly revamped our website (www.rackwise.com). We have contracted two new professional relations firms to help us update and disseminate current information about the Company as well as publishing on our website, including information about new contracts for the sales of our products.

•	We have entered into a series of agreements with Intel Corporation to: (i) effect a master license for the intended deployment of our Data Center Managment (DCM) software product in all Intel data centers worldwide and (ii) implement an evaluation and feedback agreement related to our next generation Data Center Infrastructure Management (DCiM) software solutions.

As further discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” with the proceeds from the private placement offerings completed in November 2011 and January 2012 for an aggregate of approximately $8,179,000 (which included the conversion of the $2,275,000 principal amount, plus accrued interest, of outstanding bridge notes), and based on our forecasted sales, we believe that we have enough cash on hand to sustain operations for a period of not less than twelve months. However, such expectation is based on assumptions that are subject to economic and competitive uncertainties that are largely outside of our control, including those associated with emerging enterprises. As a result, there can be no assurances that we will achieve or maintain profitability.

DCM Software Product

A modern data center has two major software components: (1) the software relating to the “physical” components and devices and (2) the “logical” software components and applications relating to operating systems and security. Our business was formed out of a belief that there was a demand within the data center management industry for products that addressed the management of the physical aspects of a data center and the information generated from the software applications associated with each of the numerous devices within the data center, providing reports with meaningful information to allow for better control and management of the data center. We believe our product offerings fill this gap.

Our DCM software product, Rackwise®, is designed as a multi-layered approach to data center management. Each layer addresses the specific needs of the various jobs associated with operating a data center. Our solution provides visibility into critical and core data center operations and the underlying physical infrastructure and their associated resource costs. It allows companies to optimize their use of resources such as power, cooling, space, servers, networks, cables, etc.

The Rackwise® software enables centralized monitoring, management and intelligent capacity planning of critical systems within a company’s IT infrastructure and data center. Our product provides visual renderings of data center assets (computers, network devices, power units, air conditioners, etc.), intelligent capacity planning and advanced analytics reporting, showing the most efficient use of power, cooling and physical space throughout the data center. Our core DCM product provides a basic set of modules that lets a customer visualize the data center’s physical infrastructure from their computer screen. It also offers a number of fully integrated modules to support the other steps of a data center process cycle, including the ability to automatically keep track of IT assets, control data center processes, report on progress and trending, and forecasting. Our product helps manage and model the Move, Add, Change (MAC) initiatives across a data center estate. For planning purposes it will predict capacity resources needed well into the future which will maximize data center Return on Investment (ROI), achieve greater levels of data center efficiency and reduce energy costs.

Our product has been developed over a period of four years, with at least two version releases each year in the last three years, and is currently on its third major release. It was developed to be compatible with the Microsoft platform, written primarily in C# (an industry standard programming language) and incorporating various Microsoft software products such as Visio, Excel, Word and SQL Server. Being compatible with the Microsoft platform offers our product a significant advantage, allowing for more ease of use and learnability by our customers compared to products by our competitors that are not compatible with the Microsoft platform. It also provides for the interoperability between our product and other products widely used by most data centers around the world.

We have three different pricing models for our Rackwise® software product. We offer Rackwise® as a subscription (an annual lease) and as a license purchase (one time purchase with a yearly maintenance contract). This pricing flexibility allows us to better accommodate the IT budgeting needs of our customers. Pricing is based upon the number of concurrent users who will have access to the product. The third pricing model is “Rackwise on Demand” and is offered as a Software as a Service (“SaaS”) (commonly referred to as “on-demand software” or “cloud”). Pricing for this model is on an annual subscription basis and is based on a flat fee per computer equipment rack.

Intel Agreements

In November 2011, we entered into a series of agreements with Intel Corporation, consisting principally of (i) the Standard Software License Agreement dated November 23, 2011, as amended (the “Software License Agreement”) and (ii) the Evaluation and Feedback Agreement for Third-Party Technology dated November 29, 2011 (the “Feedback Agreement”). The Software License Agreement allows for a multi-phased implementation and deployment of our Data Center Management (DCM) software product at Intel’s global network of data centers (the “Implementation and Deployment”). The Software License Agreement incorporates the Statement of Work for Data Center Infrastructure Management dated November 22, 2011, which describes the responsibilities and work to be performed by us as well as Intel’s responsibilities during the phases of the Implementation and Deployment.

In entering into these agreements, the parties intended a licensing model incorporating a discounted Standard License Agreement to Intel together with Intel’s standard Feedback Agreement calling for a collaborative exchange of information between Intel and the Company over an extended period to develop and implement innovative additions to our software in connection with Intel’s current and future Data Center Infrastructure Management (DCiM) software platform needs. In consideration for our providing those additions to Intel, the additions, together with other functionality and features of the Intel DCM middleware product, will be available to us for inclusion in future revisions and iterations of our standard DCM product over time, beginning with our release scheduled for the second quarter of 2012. While individual functions or features of the Intel DCM middleware product are also licensed with our competition, we anticipate gaining a competitive advantage in the data center infrastructure management “suite” segment of the market as the only “suite” provider to incorporate into its product the benefits of the Intel DCM middleware which allows for real-time reporting of energy usage and thermal characteristics at the device level.

We have discounted the fees payable by Intel pursuant to the Software License Agreement and we do not receive a monetary payment or other consideration in connection with the Feedback Agreement, although there may be joint marketing and selling opportunities with the Intel DCM Group in the future. We believe that this would provide us with a distinct competitive advantage in the marketplace that could ultimately benefit overall sales of our product and services. Additionally, the discounted Standard License Agreement will be further justified inasmuch as we anticipate that incorporating functionality and features adopted and validated by a globally recognized technology leader, the breadth of Intel, will provide our future generation products with potentially significant competitive advantage with a similar impact on overall sales.

The Software License Agreement provides for the grant by the Company to Intel of a perpetual, worldwide, non-exclusive, irrevocable, fully paid up, royalty free right and license to use our proprietary DCM software (the “Licensed Software”), as well as any third-party software imbedded therein, updates, upgrades, new releases or versions, error corrections, bug fixes, modifications, improvements, additions, and enhancements or other maintenance materials to the extent provided by us to Intel. Except as otherwise provided in the Software License Agreement, Intel may not resell, market or make the Licensed Software available to unauthorized third parties or use the Licensed Software for the benefit of third parties. The Software License Agreement remains in effect unless and until terminated in accordance with the terms thereof. Either party may terminate the Agreement immediately upon notice to the other party if (i) the other party breaches a material term of the Software License Agreement which, although curable, is not cured within 60 days of receipt of notice of the breach; or (ii) the other party commits a material breach of the Software License Agreement which is not curable. Intel may separately terminate maintenance and support services being provided by us under the Software License Agreement upon 90 days prior notice. The Software License Agreement contains mutual indemnification obligations for acts of omission, misrepresentation, and breaches of warranties or covenants.

The Feedback Agreement, which has a three-year term, provides for the grant to Intel of a non-exclusive, royalty free, temporary license to use certain of our DCM technology and related materials (the “Licensed Technology”) for internal evaluation and feedback purposes. In the event Intel provides us with comments, modifications, improvements, corrections, suggestions, enhancements or other feedback regarding the Licensed Technology (collectively “Feedback”), we are free to use, disclose, reproduce, license, or otherwise distribute or exploit the Feedback, in our discretion, subject to confidentiality and other agreements between us and Intel. Such right does not, however, create a license in our favor to any Intel inventions, patent applications, continuations, continuations in part, and patents filed, issued and re-issued in connection therewith. The Feedback Agreement does not obligate either party to compensate the other. Although we expect Intel to provide us with Feedback, the Feedback Agreement does not obligate Intel to provide us with products or information for evaluation and does not obligate us to provide support for the Licensed Technology, to develop a final version thereof or license any version thereof. The Feedback Agreement is intended to accelerate our innovation within the DCiM space.

Market

We believe the market for our product is substantial. According to a July 2010 Pike Research Report titled the “Data Center Revenue World Markets in 2010” (the “2010 Pike Report”), there are approximately 1.25 million corporate data centers in the Unites States. The report also suggested that the European and Far Eastern markets combined are equal to the U.S. domestic market.  Further, we believe that our market is considered to be a “greenfield,” meaning that no competing software is currently installed in the IT infrastructures of potential clients.  This is a significant benefit because the lack of installed software eliminates the fear by many companies of an expensive and time consuming migration and the potential downtime and additional training.

The 2010 Pike Report also indicated that the market for the “monitoring and management software” segment of the data center industry will continue to grow from its present size of approximately $3 billion to over $7 billion by the year 2015.  This demonstrates that the market for data center monitoring, management and optimization software is growing and will continue growing, led by the United States and then quickly followed the rest of the world.

Opportunity

We believe that understanding and controlling the physical aspects of the data center while providing capacity planning and modeling has never been more important than it is in today’s technology and data-driven world. According to various market research and analyst firms specializing in information technology, including International Data Corporation (IDC), Gartner, Inc. and The Green Grid, millions of dollars are presently being invested in new companies that promise to build new “green” and clean computer centers. There is also growing pressure from environmentalists and, increasingly, the general public for governments to offer green incentives, such as financial subsidies for the creation and maintenance of ecologically responsible technologies.

Further, the U.S. Department of Energy states “with a 10 percent improvement of overall energy efficiency in data centers by 2011, approximately 10 billion kilowatt-hours would be saved, equivalent to electricity consumed by 1 million U.S. households annually. This energy cutback would reduce carbon dioxide emissions by 6.5 million tons per year – equal to the removal of nearly 1.3 million cars from the road annually.”

Corporate data centers continue to evolve in dramatic fashion.  Formerly, data centers were the necessary expense to house all the computer power being used by a company.  Over a short period of time, the “computer center” or “data center” of the corporation has turned into a critical part of the most valuable asset of a corporation, its reputation.  The communications center of the corporation, which is the interface between all of its divisions, its partners, its customers, its employees and the actual “image” of the corporation, is housed in “the data center”.

The strategic situation of the data center/communication center is even more vulnerable and risky in today’s world because of the rate of change of the functionality of the data center and the change in scope of the constituency it serves. Rising energy costs, space limitations, virtualization, consolidations, migrations, risk avoidance and impending government legislation are motivating IT managers to seek for comprehensive solutions for optimizing data center power, cooling and space. In a report from Gartner, Inc., “DCIM: Going Beyond IT,” released on March 29, 2010, the analyst firm defines the importance of the new DCIM market and states that “DCIM tools and processes will become mainstream in data centers, growing from 1% penetration in 2010 to 60% in 2014.” The report goes on to say that operations and infrastructure managers must manage the entire data center infrastructure, and that “energy savings from well-managed data centers can easily reduce operating expenses by as much as 20%.”

We believe our proprietary technology provides an effective tool for data center operators to quickly estimate the energy efficiency of their data centers, compare the results against other data centers, and determine if any energy efficiency improvements need to be made. It provides a presentation quality dashboard for communicating the “green” status of a data center using The Green Grid’s metrics of Power Usage Effectiveness (PUE) and Data Center Infrastructure Efficiency (DCE). Clients are able to view top resource consumers by type: servers, network, storage equipment, etc. Additionally, the data center carbon footprint is calculated and displayed.

Competition

The markets for IT infrastructure, data center monitoring, management and optimization, data center cost efficiency and green data centers are highly fragmented, competitive and rapidly changing.  We believe our Company presently has two main competitors: Aperture and NLYTE.  The Aperture software is a proprietary system requiring a significant amount of professional services to load, deploy, install, train and redeploy, as evidenced by the fact that 40%-50% of its revenues are from professional services as compared to less than 20% of our revenues. The NLYTE software is similar to the Aperture software in that significant professional services are needed to simply deploy the product. Professional services are “required” to install the Aperture and NLYTE software products and actually deploy them into production.  By comparison, the professional services offered by us are “added value” and are offered at the request of customers whose data centers may be understaffed.  Another significant differentiator of our product compared to our competitors’ is its ability to interface with many other existing applications that are already installed and running in our customers’ data centers. This allows our customers to maintain their existing investments and concurrently enjoy the added value of our offerings. We believe these factors combine to give our products a major competitive advantage.

Marketing and Sales

Our marketing efforts in the past have been to generate sales leads primarily through the use of Google marketing and trade show attendance.  To a lesser extent we use our website featuring “white papers,” videos, webinars, and customer testimonials. We intend to place increased efforts on featuring our relationships with strategic services partners, both domestically and internationally.

The historical sales cycle for our product is very short, typically between 50 and 120 days, when compared to other enterprise software products as a consequence of the significant demand in the marketplace to reduce costs and green data centers. The sales cycle may increase in the future because of our revised business strategy as described below.  Our customers can normally expect a payback of the cost of the software within three to four months.  Such payback results from reduced operating costs that result from using the data center reporting tools provided by our software to plan more efficient operations.  Currently, the majority of our sales are conducted remotely, over the phone and by the web, making the sales process very efficient and thereby reducing the associated costs.  During the last two years, we have developed a very close relationship with our clients, which allow us to develop software that is more readily accepted in the marketplace at a very affordable price. We have raised our average sales price during the last two years. The growth in average sales price can be attributed partly to client size and in part by the added functionality of our product offerings.

Our current clients represent significant future revenue from the sale of additional licenses, new product releases and upgrades to their present installations as well as on-going maintenance fees.  In many instances clients have started to reach out to us seeking assistance with professional services in order to quickly bring their data centers under control and operate more efficiently.  We view this as a major commercial opportunity moving forward.

Strategy

We expect that with the infusion of the additional capital we raised and with additional management we will be able to increase sales and professional services and expand the breadth of our product offerings.  Our strategic initiatives are as follows:

•	Take advantage of a compelling opportunity for organic growth within our existing customer base, particularly within our current Fortune 1000 users. Our largest customers have installed a limited number of our product to address a portion of their data center management problems, resulting in revenue that is a fraction of the potential we believe is realizable. Our new management team intends to maximize the revenue potential of each existing customer by marketing our product to address all the dimensions of such customer’s IT infrastructure and data center. This undertaking has already commenced.

•	Expand our current sales model from one team to six teams covering six regions and build a vertical sales model to address data center centric industry segments. We have hired six regional sales directors and two sales engineers to staff the six sales regions.

•	Continue to be heterogeneous and agnostic to the technology environments of all customers. This will allow us to interface with our customers’ very diverse technologies and applications, thereby leveraging customer investments. We continue to add to and build our database of components that are used in the data center, focusing on our clients’ diverse needs in support of our agnostic approach.

•	“Optimize” our customers’ data center assets, now and in the future, increasing their return on investment. We have hired a professional consultant that is engaged in assignments to enhance our clients’ return on their investment in our software.

•	Add strong interfaces to our existing product suite, which would make us a differentiator in the market. We have an initial prioritized list of interfaces that we believe will enhance our ability to become the “best of breed.” Many of the interfaces have already been developed and the process will be ongoing.

•	Establish industry partners, “value added resellers” (VARs), and strategic services partners to perform some of the services we are being asked to perform post sales cycles. We have hired a vice president of strategic partners and through his efforts have identified multiple opportunities.

•	Initiate specific new marketing efforts to coordinate and lead our initiatives for greater market recognition with special emphasis on contacting and educating industry analysts to spread the word of our capabilities. Initial marketing efforts have already been undertaken by the existing senior management team and will be ongoing for the foreseeable future.

•	Enhance our development team to expand our products to capitalize on the complex trend of globalization and virtualization of data centers. We are in the process of expanding the space available to our software development team and further plan to more than double the development headcount by the end of 2012.

•	Expand our products to include monitoring and managing the balance of our customers’ technology infrastructure. We have identified several firms that have excellent monitoring and managing capabilities and we anticipate that we will be prepared to announce partnering arrangements with these firms in the first half of 2012.

•	Expand our products across the customers’ enterprise technology topography. We are in the process of developing Product Requirement Definitions (PRDs) that will allow us to start on the design of the architecture to support this initiative.

Intellectual Property

Our software and most of the underlying technology is proprietary. We rely on a combination of confidentiality agreements and procedures and trademark and trade secret laws to protect our intellectual property rights.  We have no issued patents.  Our means of protecting our proprietary rights, however, may not be adequate. Despite our efforts, we may be unable to prevent or deter infringement or other unauthorized use of our intellectual property. Time-consuming and expensive litigation may be necessary in the future to enforce these intellectual property rights.

In addition, although we do not believe we are infringing on the rights of others, we cannot assure you that our intellectual property does not infringe the intellectual property rights of others, or will not in the future. If we become liable to third parties for infringing upon their intellectual property rights, we could be required to pay substantial damage awards and be forced to develop non-infringing technology, obtain licenses or cease delivery of the applications that contain the infringing technology.

Customers

We market our products primarily to companies in the U.S. During 2009, 2010 and 2011, we had no customer that represented more than 10% of our total revenues.

Employees

As of December 31, 2011, we had 25 employees. We have never experienced a work stoppage and believe our relationship with our employees is good.

Reports to Security Holders

We file annual, quarterly, current and special reports and other information with the Securities and Exchange Commission (the “SEC”). You may read and obtain copy of any reports, statement or other information that we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (202) 551-8090 for further information on the public reference room. These SEC filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the SEC at http://www.sec.gov.

In addition, our filings can be viewed on the “investor” section of our Internet site at www.rackwise.com.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this Annual Report, including information in the section of this Annual Report entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

We have a history of losses and we may not achieve or maintain profitability.

We have a history of losses and have not yet achieved profitability. We had net losses of $8,880,725 and $4,089,658 for the fiscal years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, our cumulative loss from inception was $33,886,420.  We expect operating expenses to increase in the future due to the expected development activities and marketing expenses incurred to increase brand awareness in the data center management software marketplace, increased operations costs, sales costs and general and administrative costs associated with implementing our business plan. With the gross proceeds from the private placement offerings of our securities completed in November 2011 and January 2012, based on our forecasted sales, we believe that we have enough cash on hand to sustain operations for at least the next twelve months.  However, such expectation is based on assumptions that are subject to economic and competitive uncertainties that are largely outside of our control, including those associated with emerging enterprises. As a result, there can be no assurances that we will achieve or maintain profitability.

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

As reflected in our financial statements for the years ended December 31, 2011 and 2010, we have generated significant losses, which raise substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2011 and 2010 on the accompanying financial statements describing conditions that raised substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered public accounting firm.

Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We have limited sales and compete in rapidly evolving markets, which makes our future operating results difficult to predict.

Although VNDI was incorporated in January 2003, it has limited sales in an industry characterized by rapid technological innovation, changing customer needs, evolving industry standards and frequent introductions of new products and services.  These factors make it difficult to predict our operating results, which may impair our ability to manage our business and our investors’ ability to assess our prospects.

Our financial results will suffer if the markets for IT infrastructure, data center monitoring, management and optimization software, data center energy cost efficiency solutions and green data centers do not continue to grow.

Our software product is designed to address the growing markets for (i) IT infrastructure, (ii) data center monitoring, management and optimization, (iii) data center energy cost efficiency and (iv) green data centers. These markets are still emerging. A reduction in the demand for these IT infrastructure solutions and products could be caused by, among other things, lack of customer acceptance, weakening economic conditions, competing technologies and services or decreases in corporate spending.  Our future financial results would suffer if the market for our data center monitoring, management and optimization solutions or products does not continue to grow.

If we are unable to manage our anticipated growth effectively, our revenues and profits could be adversely affected.

We anticipate that a significant expansion of our operations and addition of new personnel is required in all areas of our operations in order to implement our business plan.  Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully.  For us to continue to manage our growth, we must put in place legal and accounting systems and implement human resource management and other tools. We have taken preliminary steps to put this structure in place. However, there is no assurance that we will be able to successfully manage this anticipated rapid growth.  A failure to manage our growth effectively could materially and adversely affect our ability to market and sell our solutions and products.

The rates we charge for our products may decline over time, which would reduce our revenues and adversely affect our profitability.

As our business model continues to gain acceptance and attracts the attention of competitors, we may experience pressure to decrease the fees for our products, which could affect our revenues and gross margin.  If we are unable to sell our products at acceptable prices, or if we fail to offer additional products with sufficient profit margins, our revenue growth will slow and our business and financial results will suffer.

Our future success depends on the continued services of Messrs. Guy A. Archbold and Doug MacRae.

Our future success depends on the continued services of our Chief Executive Officer and President, Guy A. Archbold, and our Executive Vice President Development, Doug MacRae. We have entered into an employment agreement with each of Messrs. Archbold and MacRae; however, each may resign at any time in his sole discretion.  The loss of services of any of these individuals could impair our ability to complete the national and global rollout of our products and services properly and could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key man life insurance with respect to Messrs. Archbold and MacRae.

We may be subject to intense competition and may not be able to compete successfully against larger and more established business.

Several established companies are currently offering or looking to offer solutions and products, including products relating to the development of green data centers, that compete with our data center monitoring, management and optimization software products. There can be no assurance that competitors with substantially greater financial, technical, managerial, marketing and other resources and experience than us will not compete more effectively than us.

The technology of computer equipment will continue to become more intelligent and more efficient in the future, which will impact our ability to provide the same level of return on investment for clients. A decrease in the client’s return on investment could have an adverse effect on our revenues.

One of the driving demands for our products and services is the ability of such products and services to demonstrate a large return on investment for customers purchasing such products and services. As more efficient computer servers and devices become available, the amount of savings a customer will achieve by using our products and services will start to diminish, which could hinder our ability to continue to increase the rates we charge for our products and services.

Our ability to compete successfully will depend, in part, on our ability to protect our intellectual property rights. Litigation required to enforce these rights can be costly, and there is no assurance that courts will enforce our intellectual property rights.

Our software and most of the underlying technology is proprietary. We protect our proprietary rights through a combination of confidentiality agreements and procedures and through trademark and trade secret laws. Policing unauthorized use of intellectual property, however, is difficult, especially in foreign countries. Litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. In addition, there can be no assurance that the courts will enforce the contractual arrangements that we have entered into to protect our intellectual property rights. Our operating results could be harmed by the failure to protect such intellectual property.

The enforcement of tax liens against us could have a material adverse effect on our financial prospects.

VNDI has unpaid payroll taxes relating to the third and fourth quarters of 2010 and the first quarter of 2011 in the aggregate amount of $420,000.  We have applied for, and the Internal Revenue Service (IRS) is currently formulating, an installment agreement request so that the unpaid payroll taxes can be paid over a five-year period in sixty equal installments of $7,500. The IRS has placed federal tax liens that aggregate to approximately $502,000 against us in connection with the unpaid payroll taxes relating to the third quarter of 2010, fourth quarter of 2010 and the first quarter of 2011.  If we are unable to negotiate a payment plan or a reduction in the amount of any tax obligation, the IRS or state authorities, as applicable, could enforce their liens by levying against our bank accounts, accounts receivables and other assets.  A levy against or foreclosure on our assets could have a material adverse effect on our financial prospects. In an effort to demonstrate that the Company has the capacity to make the proposed installment payments, as well as to try and accelerate an agreement with the IRS, the Company commenced a payment program of paying $10,000 a month beginning on December 15, 2011. The Company intends to continue this payment plan until a definitive payment program is agreed upon between the Company and the IRS.

We may need additional financing. Any limitation on our ability to obtain such additional financing could have a material adverse effect on expanding our business.

Although we expect that the proceeds from the recently completed private placement offerings of our securities are sufficient to implement our business plan, there can be no assurance that we will not require additional capital if we are unable to execute our business plan and reach the planned amount of revenues, or if we accelerate the growth of the business to achieve additional market share. The raising of additional capital could result in dilution to our stockholders.  In addition, there is no assurance that we will be able to obtain additional capital if we need it, or that if available, it will be available to us on favorable or reasonable terms. Any limitation on our ability to obtain additional capital as and when needed could have a material adverse effect on our business, financial condition and results of operations.

Because the Merger was a reverse merger, we may not be able to attract the attention of major brokerage firms, which may limit the liquidity of our common stock and may make it more difficult for us to raise additional capital in the future.

Additional risks may exist because the Merger was a “reverse merger.” Certain SEC rules are more restrictive when applied to reverse merger companies, such as the ability of stockholders to resell their shares of common stock pursuant to Rule 144. In addition, securities analysts of major brokerage firms may not provide coverage of our common stock because there may be little incentive for brokerage firms to recommend the purchase of our common stock. As a result, our common stock may have limited liquidity and investors may have difficulty selling it.  In addition, we cannot assure you that brokerage firms will want to conduct any secondary offerings on our behalf if we seek to raise additional capital in the future.  Our inability to raise additional capital may have a material adverse effect on our business.

If unknown pre-Merger liabilities should arise or known pre-Merger liabilities are not paid according to our agreement with the transferee, we may be required to divert our cash from other business purposes to discharge such liabilities, which may have an adverse effect on our business.

Although we transferred certain assets and liabilities of the Company relating to our pre-Merger shell operations in connection with the Merger, there can be no assurance that such transfer will release us of all such liabilities.  If the transferee does not pay such liabilities or unknown liabilities arise, we may be required to divert cash from other business purposes to discharge such liabilities, which may have an adverse effect on our business.

Risks Related to Our SECURITIES

We do not expect to pay dividends on our common stock.

We have no plans to pay dividends on our common stock for the foreseeable future.  We intend to retain future earning to fund operations and future capital requirements. Because we do not plan to pay dividends on our common stock, our stock may be less attractive to some investors, which could adversely affect our stock price.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

A trading market for our common stock may not develop or be sustained, and you may not be able to resell your common stock.

Our common stock is thinly traded.  We cannot assure you that a market for our common stock will develop in the foreseeable future or, if developed, that it will be sustained.  As a result you may not be able to resell your common stock.

Our common stock will likely be considered a “penny stock,” which is likely to limit its liquidity and make it more difficult for us to raise additional capital in the future.

The market price of our common stock is, and will likely remain for the foreseeable future, less than $5.00 per share, and therefore will be a “penny stock” according to SEC rules, unless our common stock is listed on a national securities exchange. The OTC Bulletin Board is not a national securities exchange. Designation as a “penny stock” requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of current holders of our common stock to sell their shares. Such rules may also deter broker-dealers from recommending or selling the common stock, which may further limit its liquidity. This may also make it more difficult for us to raise additional capital in the future.

Our common stock is controlled by a group of affiliated stockholders.

A group of affiliated stockholders, Black Diamond Financial Group LLC, Black Diamond Holdings LLC, Rackwise Funding LLC and MFPI Partners LLC, beneficially own 56.9% of our common stock. (See “Certain Relationships and Related Transactions” for a description of related transactions involving these stockholders.)  Such concentrated control of the Company may adversely affect the price of our common stock.  Investors who acquire common stock may have no effective voice in the management of the Company. Sales by this group of stockholders, along with any other market transactions, could affect the market price of the common stock. However, in connection with the Merger, each of the officers, directors, key employees and holders of 10% or more of our common stock after giving effect to the Merger agreed to “lock-up” and not sell or otherwise transfer or hypothecate any of their shares of our common stock for a term of eighteen (18) months from the closing of the Merger except in certain limited circumstances.  We also agreed not to register under the Securities Act the resale of the shares of our common stock received by those officers, directors, key employees and 10% holders in the Merger for a period of two years following the closing of the Merger.

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The future trading price of our common stock may become highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;
•	announcements of developments by us, our strategic partners or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	adoption of new accounting standards affecting our industry;
•	additions or departures of key personnel;
•	sales of our common stock or other securities in the open market; and
•	other events or factors, many of which are beyond our control.

If we are unable to register the resale of the shares of our common stock underlying the units and the investor warrants sold in our recently completed private placement offerings in a timely manner as required by the related registration rights agreements, we may have to pay cash penalties in connection with such failure.  Our use of cash to pay such penalties may limit our ability to use such cash for other business purposes, which could have a material adverse effect on our business.

We have agreed, at our expense, to prepare and file a registration statement with the SEC within 75 calendar days after the final closing of the offerings. On January 17, 2012, we filed a Registration Statement on Form S-1, registering the resale of the shares underlying the units and the investor warrants sold in the offerings. We have also agreed to use our commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within 150 calendar days of filing with the SEC.  There are many reasons, including some over which we have little or no control, which could prevent the registration statement from being declared effective by the SEC, including delays resulting from the SEC review process and comments raised by the SEC during that process. In the event that we fail to use our commercially reasonable efforts to have it declared effective within these timeframes, we may be required to pay cash penalties in accordance with the terms of the registration rights agreements.  As a result, we may be required to divert cash from other business purposes to pay such cash penalties, which could have a material adverse effect on our business.

As a former shell company, resales of shares of our restricted common stock in reliance on Rule 144 of the Securities Act are subject to the requirements of Rule 144(i).

Rule 144 under the Securities Act, which generally permits the resale, subject to various terms and conditions, of restricted securities after they have been held for six months will not immediately apply to our common stock because we were at one time designated as a “shell company” under SEC regulations. Pursuant to Rule 144(i), securities issued by a current or former shell company that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the date on which the issuer filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it ceased being a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer has satisfied certain reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The filing of the Company’s Current Report on Form 8-K dated September 21, 2011 started the running of such one-year period. Because, as a former shell company, the reporting requirements of Rule 144(i) will apply regardless of holding period, restrictive legends on certificates for shares of our common stock cannot be removed except in connection with an actual sale that is subject to an effective registration statement under, or an applicable exemption from the registration requirements of, the Securities Act.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of March 26, 2012, there were 99,215,471 shares of our common stock (including an aggregate of 60,000,000 shares entitled to be received by the former VNDI stockholders in the Merger) and no shares of our preferred stock outstanding. As of that date, there were 49,815,183 shares of our common stock issuable upon exercise of outstanding warrants. The exercise prices and number of shares of our common stock issuable on exercise of such warrants may be adjusted in certain circumstances including stock splits, stock dividends and future issuances of our equity securities without consideration or for consideration per share less than certain specified prices. In addition, our Board of Directors has authorized the grant of options to employees to purchase an aggregate of 13,500,000 shares of our common stock under our 2011 Equity Incentive Plan. As of March 26, 2012, options under our 2011 Equity Incentive Plan to purchase an aggregate of 12,475,000 shares of our common stock, exercisable for a period of ten years at an exercise price of $0.345 per share, have been granted, with the remaining options to purchase 1,025,000 shares of our common stock reserved for issuance subject to new hires. Further, our Board of Directors has authorized the grant of options outside the 2011 Equity Incentive Plan to officers, directors, advisors and consultants to purchase an aggregate of 10,800,000 shares of our common stock, and as of March 26, 2012, all of such options, exercisable for a period of ten years at an exercise price of $0.345 per share, have been granted.

Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As described above, we may need to raise additional capital through public or private offerings of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock. We may also issue such securities in connection with hiring or retaining employees and consultants, as payment to providers of goods and services, in connection with future acquisitions or for other business purposes.  Our Board of Directors may at any time authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our articles of incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common or preferred stock or other securities may create downward pressure on the trading price of the common stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the common stock are then traded.

We may obtain additional capital through the issuance of preferred stock, which may limit your rights as a holder of our common stock.

Without any stockholder vote or action, our Board of Directors may designate and approve for issuance shares of our preferred stock.  The terms of any preferred stock may include priority claims to assets and dividends and special voting rights which could limit the rights of the holders of our common stock.  The designation and issuance of preferred stock favorable to current management or stockholders could make any possible takeover of us or the removal of our management more difficult.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We currently lease approximately 475 square feet of office space in San Francisco, California for our principal executive offices on a month to month basis.  We pay monthly basic rent of $2,140 plus telecom charges for this space.  Additionally, we lease approximately 4,178 square feet and 2,525 square feet of office space in Las Vegas, Nevada and Raleigh, North Carolina, respectively.  The lease for the Las Vegas, Nevada office space expires in January 2015, with current basic rent of $14,310 plus our pro rata share of the building’s operating expenses.  The lease for the office space in Raleigh, North Carolina is on a month to month basis with basic rent of $3,367.

In an effort to contain costs and expand our software development program, we are in the process of closing our San Francisco offices and expanding our software development and data center in Raleigh. We have notified the landlord that we intend to vacate the San Francisco space as of March 31, 2012. We are currently negotiating a new lease for the Raleigh property.

We have entered into a sublease agreement for the Las Vegas office. The sublease expires on February 28, 2015 with basic rent of $8,983 per month during months three (3) through twelve (12) of the term, $9,401 per month during months thirteen (13) through twenty-four (24) of the term and $9,818 per month during months twenty-five (25) through thirty-seven (37) of the term.

We are in the process of relocating our corporate headquarters. We have signed a lease for office space in Folsom, California, consisting of 3,465 square feet for a period of five years at a current base rent of $6,757 per month, with a right of first refusal of expanding into an adjacent 1,600 square foot space.

We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since July 14, 2010, our common stock has been listed for quotation on the OTC Bulletin Board (OTCBB), originally under the symbol “MBDG.” Our symbol changed to “CAHA” on September 15, 2010 in connection with our name change to “Cahaba Pharmaceuticals, Inc.,” to “VNDI” on July 21, 2011 in connection with our name change to “Visual Network Design, Inc.” and to “RACK” on October 27, 2011 in connection with our name change to “Rackwise, Inc.”

The trading of our common stock began on September 22, 2011. The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is thinly traded and, thus, pricing of our common stock on the OTCBB does not necessarily represent its fair market value.

Period	High	Low

Fiscal Year Ending December 31, 2011
Third Quarter (from September 22, 2011)	$0.47	$0.25
Fourth Quarter	1.21	0.25

Fiscal Year Ending December 31, 2012
First Quarter (through March 16, 2012)	$1.07	$0.55

As of March 26, 2012, there were 99,215,471 shares of our common stock issued and outstanding, 49,815,183 shares issuable upon exercise of outstanding warrants and 23,275,000 shares issuable upon exercise of outstanding options. On that date, there were approximately 162 holders of record of shares of our common stock.

Dividends

We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Other than provisions of the Nevada Revised Statutes requiring post-dividend solvency according to certain measures, there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock. Nonetheless, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

1.                   Between April 2011 and August 2011, VNDI sold convertible bridge notes in the aggregate principal amount of $2,275,000. The notes bore interest at 10% per annum and were secured in accordance with the terms of a security agreement, whereby the noteholders had a security interest in all of the equipment, inventory and goods owned by VNDI. Upon the closing of the reverse merger with Rackwise, these bridge notes were assigned to Rackwise and all principal amounts due, plus accrued interest, on these notes were converted into units of Rackwise securities at $0.25 per unit. Each unit consisted of one share of Rackwise common stock and a five-year warrant to purchase one-half of a share of Rackwise common stock at an exercise price of $0.625 per whole share, subject to weighted-average anti-dilution protection. The notes were issued in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D and Regulation S promulgated under the Securities Act, and Section 4(2) of the Securities Act.  The issuances of the notes did not involve any underwriters, underwriting discounts or commissions or any general solicitations. The notes were offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D, and/or to persons who were neither resident in, nor citizens of, the United States.

2.                   On September 21, 2011, VNDI issued an aggregate of 12,867,104 shares of its common stock upon conversion of an aggregate of $3,375,753 in principal amount of outstanding 12% convertible promissory notes and an aggregate of 2,376,022 of shares of its common stock upon conversion of an aggregate of $623,362 of accrued but unpaid interest on such notes. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

3.                   On September 21, 2011, VNDI issued an aggregate of 182,070 shares of its common stock upon conversion of a convertible note in the aggregate principal amount of $100,000. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

4.                   On September 21, 2011, VNDI issued an aggregate of 1,271,178 shares of its common stock upon exercise of an aggregate of 1,271,178 warrants. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The issuances of the shares did not involve any general solicitation or general advertising and were made to sophisticated persons who had adequate access, through employment, business or other relationships, to information about the issuer.

5.                   On September 21, 2011, pursuant to the reverse merger transaction with VNDI, we agreed to issue to the stockholders of VNDI an aggregate of 60,000,000 shares of our common stock and warrants to purchase an aggregate of 30,000,000 shares of our common stock, exercisable for a period of five years at an exercise price of $0.625 per whole share. The exercise price and number of shares of our common stock issuable on exercise of the warrants may be adjusted in certain circumstances including stock splits, stock dividends and future issuances of our equity securities without consideration or for consideration per share less than $0.25 (as specified in the warrant). The securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated by the SEC under that section, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement.

6.                   In September 2011, we commenced a private placement offering of a maximum of 20,000,000 units of our securities, with an over-allotment option for up to an additional 4,000,000 units, at a price of $0.25 per unit (the “2011 PPO”). Each unit consisted of (i) one share of our common stock and (ii) a warrant representing the right to purchase one-half of one share of our common stock, exercisable for a period of five years at an exercise price of $0.625 per whole share. The exercise price and number of shares of our common stock issuable on exercise of the warrants may be adjusted in certain circumstances including stock splits, stock dividends and future issuances of our equity securities without consideration or for consideration per share less than $0.25 (as specified in the warrant).

a.                   At the initial closing on September 21, 2011, we sold an aggregate of 12,547,757 units for total cash consideration of $3,136,937.50, which included the conversion of the $2,275,000 principal amount, plus accrued interest, of outstanding bridge notes.

b.                   On October 13, 2011, we completed the second closing of the 2011 PPO, in which we sold an aggregate of 1,400,000 units for gross proceeds of $350,000.

c.                   On October 26, 2011, we completed the third closing of the 2011 PPO, in which we sold an aggregate of 1,080,000 units for gross proceeds of $270,000.

d.                   On November 9, 2011, we completed the fourth closing of the 2011 PPO, in which we sold an aggregate of 840,000 units for gross proceeds of $210,000.

e.                   On November 23, 2011, we completed the fifth closing of the 2011 PPO, in which we sold an aggregate of 4,043,494 units for in gross proceeds of $1,010,873.50.

f.                    On December 5, 2011, we completed the sixth and final closing of the 2011 PPO, in which we sold an aggregate of 400,000 units for gross proceeds of $100,000.

In aggregate, we sold 20,311,251 units in the 2011 PPO for gross proceeds of $5,077,811.

In connection with the 2011 PPO, we agreed to pay the placement agent a commission of 10% of the funds raised from investors in the 2011 PPO that were directly introduced to us by the placement agent and to issue to the placement agent five-year warrants exercisable at $0.25 per share, subject to weighted-average anti-dilution protection, to purchase a number of shares of our common stock equal to 10% of the units sold to investors in the 2011 PPO that were directly introduced to us by the placement agent. As a result of the foregoing arrangement, in connection with the 2011 PPO, the placement agent was paid aggregate commissions of $153,000 and was issued warrants to purchase an aggregate of 612,000 shares of our common stock.

The 2011 PPO was conducted pursuant to the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D and Regulation S promulgated under the Securities Act, and Section 4(2) of the Securities Act.  The units were offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D, and/or to persons who were neither resident in, nor citizens of, the United States.

7.                   Pursuant to a consulting agreement entered into on August 21, 2011, we agreed to issue an aggregate of 210,000 shares of our common stock to the consultant and its designees as partial consideration for certain professional services relating to public relations and financial communications services. The issuances of the shares were deemed to be exempt from registration in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

8.                   Pursuant to a consulting agreement entered into on October 1, 2011, we issued five-year warrants to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $0.25 per share, subject to weighted-average anti-dilution protection in the event we subsequently issue equity securities without consideration or for consideration per share less than $0.25, to the consultant and its designees as partial consideration for certain general business consulting services and advice relating to corporate planning and strategies and general financial matters. The securities were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

9.                   Pursuant to an investor relations agreement entered into on November 16, 2011, we issued an aggregate of 500,000 shares of our common stock to the consultant and its designees as partial consideration for certain professional services relating to public relations and financial communications services. We terminated this agreement on January 11, 2012. On January 16, 2012, we entered into a settlement agreement whereby the consultant agreed to return 250,000 shares of our common stock to us for cancellation. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

10.               Pursuant to a consulting services agreement entered into on November 25, 2011, we issued seven-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at an exercise price of $0.66 per share, subject to weighted-average anti-dilution protection in the event we subsequently issue equity securities without consideration or for consideration per share less than $0.375, to the consultant and its designees as partial consideration for certain professional consulting services relating to business development and corporate finance. The securities were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

11.               Pursuant to a consulting services agreement entered into on November 25, 2011, we issued seven-year warrants to purchase an aggregate of 4,000,000 shares of our common stock at an exercise price of $0.66 per share, subject to weighted-average anti-dilution protection in the event we subsequently issue equity securities without consideration or for consideration per share less than $0.375, to the consultant and its designees as partial consideration for certain professional consulting services relating to business development and corporate finance. The securities were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

12.               Pursuant to an investor relations agreement entered into on November 30, 2011, we agreed to issue an aggregate of 75,000 shares of our common stock the consultant and its designees as partial consideration for certain professional consulting services relating to public relations and financial communications services. The issuances of the shares were deemed to be exempt from registration in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

13.               In December 2011, we commenced a private placement offering consisting of a maximum of 8,000,000 units of our securities, with an over-allotment option for up to an additional 2,666,667 units, at a price of $0.375 per unit (the “2012 PPO”). Each unit consisted of (i) one share of our common stock and (ii) a warrant representing the right to purchase one-quarter of one share of our common stock, exercisable for a period of five years at an exercise price of $1.00 per whole share. The exercise price and number of shares of our common stock issuable on exercise of the warrants may be adjusted in certain circumstances including stock splits, stock dividends and future issuances of our equity securities without consideration or for consideration per share less than $0.375 (as specified in the warrant).

a.                   At the initial closing on December 16, 2011, we sold an aggregate of 3,912,534 units for total cash consideration of $1,467,200.00.

b.                   On January 6, 2012, we completed the second closing of the 2012 PPO, in which we sold an aggregate of 3,590,002 units for gross proceeds of $1,346,250.

c.                   On January 13, 2012, we completed the third closing of the 2012 PPO, in which we sold an aggregate of 400,000 units for gross proceeds of $150,000.

d.                   On January 24, 2012, we completed the fourth and final closing of the 2012 PPO, in which we sold an aggregate of 366,667 units for gross proceeds of $137,500.

In aggregate, we sold 8,269,203 units in the 2012 PPO for gross proceeds of $3,100,950.

In connection with the 2012 PPO, we agreed to pay the placement agent a commission of 10% of the funds raised from investors in the 2012 PPO that were directly introduced to us by the placement agent and a commission of 5% of the funds raised from investors in the 2012 PPO that were referred by us to the placement agent. In addition, the placement agent received five-year warrants exercisable $0.375 per share, subject to weighted-average anti-dilution protection, to purchase a number of shares of our common stock equal to 10% of the units sold to investors in the 2012 PPO that were directly introduced to us by the placement agent and Second Broker Warrants to purchase a number of shares of our common stock equal to 5% of the units sold to investors in the 2012 PPO that were referred by us to the placement agent. As a result of the foregoing arrangement, in connection with the 2012 PPO, the placement agent was paid aggregate commissions of $217,595 and was issued warrants to purchase an aggregate of 580,253 shares of our common stock.

The 2012 PPO was conducted pursuant to the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D and by Regulation S promulgated under the Securities Act, and Section 4(2) of the Securities Act.  The units were offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D, and/or to persons who were neither resident in, nor citizens of, the United States.

14.               On January 9, 2012, our Board of Directors authorized the grant of options under our 2011 Equity Incentive Plan to employees to purchase an aggregate of 13,500,000 shares of our common stock. Of these options, options to purchase an aggregate of 12,475,000 shares of our common stock, exercisable for a period of ten years at an exercise price of $0.345 per share, have been granted as of the date of this Annual Report. The issuances of the options were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

15.               On January 9, 2012, our Board of Directors authorized the grant of options outside the 2011 Plan to officers, directors, advisors and consultants to purchase an aggregate of 10,800,000 shares of our common stock. All of these options, exercisable for a period of ten years at an exercise price of $0.345 per share, have been granted as of the date of this Annual Report. The issuances of the options were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Rackwise, Inc., a Nevada corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this Annual Report. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview

We are a software development, sales and marketing company within the markets of IT infrastructure, data center monitoring, management and optimization, data center cost efficiency and green data centers. Our Data Center Management (DCM) software product, Rackwise®, is used by over 130 companies worldwide to track, manage, plan, optimize and provide cost analysis of IT infrastructure. We provide a multi-layered set of solutions that provide reporting on the multiple aspects of a company’s data center, including power consumption, power efficiency, carbon footprint, green grid and density requirements. This reporting allows customers to plan data center expansions and contractions as well as equipment usage more energy efficiently and cost effectively. Because of our product’s advanced design and ability to tightly interface with other new technologies, like Intel’s newest proprietary computer chips, we are able to collect more real-time information (real-time means instantaneous and continuous) associated with more data center equipment than our competitors. We intend to continue to take advantage of new technologies being developed which will add to our competitive differentiators.

As reflected in our financial statements for the years ended December 31, 2011 and 2010, we have generated significant losses, which raise substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2011 and 2010 stating that we have not achieved a sufficient level of revenues to support our business and have suffered recurring losses from operations. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to execute our business plan is dependent upon our generating cash flow sufficient to fund operations. Our business strategy may not be successful in addressing these issues. If we cannot execute our business plan, our stockholders may lose their entire investment in us.

We expect that with the infusion of additional capital and with additional management we will be able to increase sales and professional services and expand the breadth of our product offerings. We intend to do the following:

  Continue to add interfaces to our existing product offerings, which would make us a differentiator in the market.
  Establish industry partners, “value added resellers” (VARs), and strategic services partners to perform some of the services we are being asked to perform post sales cycles.
  Initiate specific new marketing efforts to coordinate and lead our initiatives for greater market recognition with special emphasis on contacting and educating industry analysts to spread the word of our capabilities.
  Expand the current sales model of one team to six teams covering six regions and build a vertical sales model to address data center centric industry segments.
  Expand our product offerings to include monitoring and managing the balance of our customer’s IT infrastructure.

Recent Developments and Trends

On September 21, 2011, (1) all of our non-bridge convertible notes were converted into common stock; (2) we consummated the reverse merger with a public holding company; (3) our stockholders exchanged their common stock for common stock and warrants of a public holding company; (4) we assigned our bridge notes to a public holding company; (5) the bridge notes were converted into common stock and warrants of a public holding company; (6) we sold additional common stock and warrants of our public holding company for $797,500 of aggregate gross proceeds. As a result of these developments, we expect (a) to have an improved working capital position and (b) to have significantly reduced ongoing charges for interest expense, amortization of debt discount, amortization of deferred financing costs and gain on change in fair value of derivative liabilities (the latter of which related to conversion options associated with the convertible notes).

In November 2011, we entered into a series of agreements with Intel Corporation to: (i) effect a master license for the intended deployment of our Data Center Management (DCM) software product in all Intel data centers worldwide and (ii) implement an evaluation and feedback agreement related to our next generation Data Center Infrastructure Management (DCiM) software solutions. Intel has developed a methodology for capturing real time data of the devices used in the data center. The type of data captured relates to the operating system being used, the percent of total capacity of processing power being used and whether or not multiple functions are being processed simultaneously by the device (Virtualization). We believe this information, when combined with the reporting capabilities of our Rackwise product, will make products that are competitive in our marketplace. We anticipate that our next generation product offerings will be available commercially in the second quarter of 2012.

In November 2011, we completed in a private placement offering pursuant to which we sold an aggregate of approximately 20,311,000 units of our securities at a price of $0.25 per unit for gross proceeds of approximately $5,078,000, which included the conversion of the $2,275,000 principal amount, plus accrued interest, of outstanding bridge notes. Each unit consisted of one share of our common stock and one five-year warrant to purchase one-half share of our common stock an exercise price of $0.625 per whole share, subject to weighted-average anti-dilution protection. In January 2012, we completed a private placement offering pursuant to which we sold an aggregate of approximately 8,269,000 units of our securities at a price of $0.375 per unit for gross proceeds of approximately $3,101,000. Each unit consisted of one share of our common stock and one five-year warrant to purchase one-quarter share of our common stock an exercise price of $1.00 per whole share, subject to weighted-average anti-dilution protection. The proceeds from these private placement offerings will be used to fund (1) $180,000–$240,000 per annum of recurring legal and accounting expenses as a result of being a public company, (2) our existing operating deficits while we invest in our sales, R&D and support functions, which we believe will enable us to broaden our product line(s) and enhance our marketing efforts to increase revenues and generate operating surpluses by the end of 2012, and (3) general working capital needs of the business.

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

Transaction costs

Transaction expenses represent the costs associated with professional services utilized to support the planning and implementation of non-capital raising transactions.

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

Results of Operations

Year ended December 31, 2011 Compared to the Year ended December 31, 2010

Overview

We reported net losses of $8,880,725 and $4,089,658 for the years ended December 31, 2011 and 2010, respectively. The increase in net loss of $4,791,067, or 117%, is primarily due to the $4,348,392 net increase in operating and other expenses, including a $3,434,175 increase in general and administrative expenses, $1,264,688 of 2011 transaction expenses, a $366,005 increase in sales and marketing expenses, a $109,000 increase in R&D expenses, a $347,632 increase in the amortization of deferred financing costs and a $245,150 decrease in the gain on change in fair value of derivative liabilities; partially offset by a $1,347,844 decrease in the amortization of debt discount.

Revenues

Our revenues for the year ended December 31, 2011 were $2,020,048 as compared to revenues of $2,608,809, for the year ended December 31, 2010. Revenues decreased by $588,761, or 23%. Licensing revenues were $587,059 as compared to $1,139,846 in the prior year, a decrease of $552,787, or 48%, due to reduced productivity as a result of the departure of the Vice President of Sales and the rebuilding of the sales department.  Maintenance revenues were $1,037,859 as compared to $852,885 in the prior year, an increase of $184,974, or 22%, due to maintenance renewals from the prior year along with new maintenance revenues from new license sales. Subscription revenues were $339,690 as compared to $394,164 in the prior year, a decrease of $54,474, or 14%, due to a shift from subscription sales to licensing sales as well as the rebuilding of the sales force. Professional service revenues were $55,440 as compared to $221,914 in the prior year, a decrease of $166,474, or 75%, due to a decrease in demand.

Direct cost of revenues

The direct cost of revenues during the years ended December 31, 2011 and 2010 were $216,682 and $362,768, respectively, representing a decrease of $146,086, or 40%. The decrease in direct cost of revenues resulted primarily from a decrease in headcount in the installation and client support functions that left and were not replaced as a cash conservation measure. The direct cost of revenues as a percentage of revenues was approximately 11% and 14% for the periods ending December 31, 2011 and December 31, 2010, respectively.  It is impractical for the Company to break out direct cost of revenues by the types of revenues cited in the revenue discussion above, because it would be necessary to implement time reporting in our small customer support function, which would reduce productivity with little added value.

Sales and marketing expenses

Sales and marketing expenses increased by $336,005, or 23%, in 2011 to $1,936,524 from $1,570,519 in 2010. Sales and marketing expenses consisted of marketing expenses of $250,790 and $356,518 in 2011 and 2010, respectively, and sales expenses of $1,685,734 and $1,214,001 in 2011 and 2010, respectively.

The decrease of $105,728, or 30%, in marketing expenses resulted primarily from a $100,000 decrease in the use of Google ads and a decrease in costs associated with participating in trade shows, all as cash conservation measures, partially offset by an increase in the use of sales conferencing.

Sales expense increased by $471,733, or 39%. This increase was due to the addition of key sales personnel, including the Executive Vice President of Sales during the year, in support of the strategy shift from generating sales leads via internet marketing, to building a regional sales team.

Research and development expenses

Research and development expenses increased by $109,132, or 12%, in 2011 to $1,057,768 from $948,636 in 2010. Wages and benefits increased by $138,000 and travel and entertainment expense increased by $27,000 due to additional headcount in 2011, partially offset by a $68,000 decrease in consulting fees as a result of the termination of a consultant in the first half of 2011 due to cash conservation measures.

Transaction expenses

Transaction expenses represent the costs associated with professional services utilized to support the planning and implementation of our 2011 reverse merger transaction.

General and administrative expenses

General and administrative expenses were $5,653,656 in 2011 as compared to $2,219,481 in 2010, an increase of $3,434,175, or 155%. This increase resulted primarily from $2,343,000 of stock based compensation expense related to awards granted to employees and consultants (including $1,527,000 associated with the vesting of our Chief Executive Officer’s options in connection with the November 2011 execution of the Intel agreements), $453,000 of cash consulting expense related to investor relations and business advisory services, $330,717 in costs related to loan forgiveness (including a special bonus of $143,000 representing the estimated tax liability expected as a result of the discharge of the loan), $200,000 in severance expenses, $120,000 in incremental wages for new executives, and $77,000 of costs related to payroll tax interest and penalties.

Interest, net

Interest expense was $333,726 for 2011 as compared to $416,428 in 2010, representing a decrease of $82,702, or 20%. The decrease resulted primarily from the conversion of debt into equity in September 2011 and the resultant reduction in interest expense during the balance of the year.

Amortization of debt discount

During 2011, we recorded an expense of $632,380 for amortization of debt discount as compared to $1,980,224 in 2010, representing a decrease of $1,347,844, or 68%.  The decrease resulted primarily from the debt discount associated with notes issued to related parties becoming fully amortized in 2011.

Amortization of deferred financing costs

During 2011, we recorded expense of $347,632 for amortization of deferred financing costs as compared to none in 2010. Amortization of deferred financing costs increased primarily as a result of the 2011 issuance of the bridge notes.

Gain on change in fair value of derivative liabilities

During 2011, we recorded a gain from the change in fair value of our derivative liabilities of $542,283 as compared to a gain of $787,433 in 2010, representing a decrease of $245,150, or 31%. The fair market value of derivative liabilities derived from the binomial lattice options pricing model fluctuates based on changes in the underlying assumptions. See Note 10 – Derivative Liabilities – Related Parties of the accompanying financial statements for additional details.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	December 31, 2011	December 31, 2010

Cash	$613,443	$47,366
Working Capital Deficiency	$(3,944,873)	$(7,243,626)
Notes Payable (Gross - Current)	$50,000	$3,362,757

Prior to the Merger (see “Recent Developments” below), we relied primarily on debt financing from our directors and principal stockholders and their affiliates to fund our operations. We borrowed an aggregate of $1,453,757 (net of repayments of $200,000) during the year ended December 31, 2010.

In November 2011, we completed a private placement offering in which we sold an aggregate of 20,311,251 units of our securities at a price of $0.25 per unit, consisting of 20,311,251 shares of common stock and warrants to purchase 10,155,627 shares of common stock, and received gross proceeds of $5,077,811, which included the conversion of the $2,275,000 principal amount, plus accrued interest, of outstanding bridge notes. In connection with the offering, we paid the placement agent in the offering aggregate commissions of $153,000 and issued to the placement agent warrants to purchase an aggregate of 612,000 shares of our common stock, and incurred other offering costs of approximately $186,000.

In January 2012, we completed a private placement offering in which we sold an aggregate of 8,269,203 units of our securities at a price of $0.375 per unit, consisting of 8,269,203 shares of common stock and warrants to purchase 2,067,303 shares of common stock, and received gross proceeds of $3,100,950. In connection with the offering, we paid the placement agent in the offering aggregate commissions of $217,595 and issued to the placement agent warrants to purchase an aggregate of 580,253 shares of our common stock.

The proceeds from these private placement offerings will be used to fund (1) $180,000–$240,000 per annum of recurring legal and accounting expenses as a result of being a public company, (2) our existing operating deficits while we invest in our sales, R&D and support functions, which we believe will enable us to broaden our product line(s) and enhance our marketing efforts to increase revenues and generate operating surpluses by the end of 2012, and (3) general working capital needs of the business. We do not currently anticipate any material capital expenditures.

Recent Developments

In April 2011 and August 2011, the Internal Revenue Service placed federal tax liens aggregating to approximately $502,000 against us in connection with a portion of our unpaid payroll taxes.

On July 29, 2011, our Board authorized us, conditional upon the effectiveness of the Merger, to forgive and write-off a note receivable of $187,717 from one of our stockholders and award him a bonus of approximately $143,000 in order to cover taxes associated with income from the forgiveness of the note. The bonus will be paid when the tax is due.

From April through August 2011, we issued bridge notes with an aggregate principal amount of $2,275,000 to third parties which were scheduled to mature between October 2011 and February 2012. Approximately $348,000 of additional deferred financing costs were incurred. The bridge notes bore interest at 10% per annum.

On September 21, 2011, immediately prior to and conditioned upon the effectiveness of the Merger: (1) all of VNDI outstanding convertible notes (excluding the bridge notes), plus the related accrued interest, converted into shares of VNDI common stock, which pursuant to the merger converted into an aggregate of 19,533,586 shares of our common stock plus five-year warrants to purchase 9,766,793 shares of common stock at an exercise price of $0.625 per share; (2) VNDI warrants were exercised for total proceeds of $3,045 which, pursuant to the merger, resulted in the issuance of 1,609,747 shares of our common stock plus five-year warrants to purchase 804,873 shares of our common stock at an exercise price of $0.625 per share, and all of the remaining VNDI warrants were cancelled; and (3) all of the outstanding options to purchase shares of VNDI common stock were cancelled.

On September 21, 2011, we consummated the Merger. As a result of the Merger, the former VNDI stockholders received in exchange for each share of VNDI common stock (i) approximately 1.27 shares of our common stock and (ii) approximately 1.27 warrants, each to purchase one-half share of our common stock at an exercise price of $0.625 per whole share, subject to weighted-average anti-dilution protection.

In November 2011, we completed a private placement offering of units of our securities at a price of $0.25 per unit. We sold an aggregate of 20,311,251 units of our securities for gross proceeds of $5,077,811, which included the conversion of the $2,275,000 principal amount, plus accrued interest, of outstanding bridge notes. In connection with the offering, we paid the placement agent in the offering aggregate commissions of $153,000 and issued to the placement agent warrants to purchase an aggregate of 612,000 shares of our common stock, and incurred other offering costs of approximately $186,000.

In November 2011, we executed a series of agreements with Intel Corporation to: (i) effect a master license for the intended deployment of our Data Center Management (DCM) software product at all Intel data centers worldwide and (ii) implement an evaluation and feedback agreement related to our next generation Data Center Infrastructure Management (DCiM) software solutions.

In January 2012, we completed a private placement offering of units of our securities at a price of $0.375 per unit. We sold an aggregate of 8,269,203 units of our securities for gross proceeds of $3,100,950. In connection with the offering, we paid the placement agent in the offering aggregate commissions of $217,595 and issued to the placement agent warrants to purchase an aggregate of 580,253 shares of our common stock.

Availability of Additional Funds

As a result of the above developments, which raised additional cash and, importantly, resulted in the conversion of most of our indebtedness into equity, our working capital situation improved. We do not currently anticipate any material capital expenditures.

We may need to raise additional capital to meet our liquidity needs if we are unable to execute our business plan. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms.

Years Ended December 31, 2011 and 2010

Operating Activities

Net cash used in operating activities for the years ended December 31, 2011 and 2010, amounted to $4,968,228 and $1,155,071, respectively. During the year ended December 31, 2011, the net cash used in operating activities was primarily attributable to the net loss of $8,880,725, reduced by an aggregate of $3,005,394 of non-cash expenses, a $767,645 decrease in due to factor as a result of a decline in accounts receivable pledged to a factor, a $377,825 decrease in deferred revenues due to a decrease in revenue and a $75,326 decrease in accounts payable; partially offset by a $989,018 decrease in accounts receivable, a $327,054 increase in accrued interest and a $850,529 increase in accrued expenses. During the year ended December 31, 2010, the net cash used in operating activities was primarily attributable to the net loss of $4,089,658, reduced by an aggregate of $1,708,641 of non-cash expenses, and a $239,480 increase in accounts receivable, partially offset by a $199,902 decrease in amounts due to factor, a $344,644 increase in accrued interest, a $202,622 increase in deferred revenues, a $323,435 increase in accounts payable and a $370,725 increase in accrued expenses.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2011 and 2010 amounted to $201,724 and $249,726, respectively. The net cash used in investing activities for the year ended December 31, 2011 related to the purchase of fixed assets totaling $99,197 and acquisition of intangible assets (schematic of the computer systems which are referred to as “Shapes” for our database library) totaling $102,527. The net cash used in investing activities for the year ended December 31, 2010 related to the purchase of fixed assets totaling $68,113 and acquisition of intangible assets, Shapes, for our database library, totaling $181,613.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2011 and 2010 amounted to $5,736,029 and $1,447,273, respectively. For the year ended December 31, 2011, the net cash provided by financing activities resulted primarily from new borrowings of $2,337,980 and net proceeds from the issuance of common stock and warrants of $3,750,315 (gross proceeds of $6,545,012 less the conversion of the $2,275,000 principal amount, plus accrued interest, of outstanding bridge notes and $455,259 of issuance costs); partially offset by $347,632 of deferred financing costs. For the year ended December 31, 2010, the net cash provided by financing activities resulted primarily from new borrowings of $1,653,757; partially offset by $200,000 of notes payable repayments.

Liquidity, Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 2 to the accompanying financial statements, we have not achieved a sufficient level of revenues to support our business and have suffered substantial recurring losses from operations since our inception, which conditions raise substantial doubt that we will be able to continue operations as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

With the proceeds from our private placement offerings completed in November 2011 and January 2012 and based on forecasted sales, we believe that we have enough cash on hand to sustain our operations for a period of not less than twelve months. However, if we are unable to execute our business plan and reach the planned amount of revenues, we may require additional capital to meet our financial commitments and to continue to execute our business plan, build our operations and become profitable. As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2011 consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and reported amounts of revenues and expenses in the financial statements and the accompanying notes. Actual results could differ from those estimates. Our significant estimates and assumptions are stock-based compensation, the useful lives of fixed assets and intangibles, allowance for income taxes, bad debts and factoring fees, fair value of derivative liabilities and warrants.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use the binomial lattice option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the instrument could be required within 12 months of the balance sheet date.

Capitalized Software Development Costs

We capitalize software development costs in accordance with Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) topic 985, “Software”. Capitalization of software development costs begins upon the determination of technological feasibility. The determination of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by us with respect to certain external factors, including anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. Historically, software development costs incurred subsequent to the establishment of technological feasibility have not been material.

Intangible Assets

All of our intangible assets consist of shapes acquired from a graphics designer for our database library that are schematics of specific computer equipment. These shapes are utilized in our software with multiple customers in order to enable them to visualize and differentiate the specific computer equipment in their overall network. For example, our software’s graphical user interface displays a unique shape for each make and model of a computer server. Intangible assets are recorded at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of 2.5 years.

Revenue Recognition

In accordance with ASC topic 985-605, “Software Revenue Recognition,” perpetual license revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs after a license key has been delivered electronically to the customer. Our perpetual license agreements do not (a) provide for a right of return, (b) contain acceptance clauses or (c) contain refund provisions.

In the case of our (a) subscription-based licenses, and (b) maintenance arrangements, when sold separately, revenues are recognized ratably over the service period. We defer revenue for software license and maintenance agreements when cash has been received from the customer and the agreement does not qualify for recognition under ASC Topic 985-605.  Such amounts are reflected as deferred revenues in the accompanying financial statements. Our subscription license agreements do not (a) provide for a right of return, (b) contain acceptance clauses or (c) contain refund provisions.

We provide professional services to our customers. Such services, which include training, installation, and implementation, are recognized when the services are performed. We also provide volume discounts to various customers. In accordance with ASC Topic 985-605, the discount is allocated proportionally to the delivered elements of the multiple-element arrangement and recognized accordingly.

For software arrangements with multiple elements, which in our case are comprised of (1) licensing fees, (2) professional services, and (3) maintenance/support, revenue is recognized dependent upon whether vendor specific objective evidence (“VSOE”) of fair value exists for separating each of the elements. Licensing rights are generally delivered at time of invoice, professional services are delivered within one to six months and maintenance is for a twelve month contract. Accordingly, licensing revenues are recognized upon invoice, professional services are recognized when all services have been delivered and maintenance revenue is amortized over a twelve month period. We determined that VSOE exists for both the delivered and undelivered elements of our multiple-element arrangements.  We limit our assessment of fair value to either (a) the price charged when the same element is sold separately or (b) the price established by management having the relevant authority. There may be cases, however, in which there is objective and reliable evidence of fair value of the undelivered item(s) but no such evidence for the delivered item(s). In those cases, the selling price method is used to allocate the arrangement consideration, if all other revenue recognition criteria are met. Under the selling price method, the amount of consideration allocated to the delivered item(s) is calculated based on estimated selling prices.

Debt Discount and Amortization of Debt Discount

Debt discount represents the fair value of embedded conversion options of various convertible debt instruments and attached convertible equity instruments issued in connection with debt instruments. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of other expenses in our accompanying statements of operations.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance provided by this update becomes effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on our financial position and results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820). This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. The guidance provided by this update becomes effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included beginning immediately following the signature page to this report. See Item 15 for a list of the consolidated financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the quarter ended December 31, 2011, we performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As discussed more fully in Note 1 to our consolidated financial statements and elsewhere in this Annual Report on Form 10-K, on September 21, 2011, we acquired Visual Network Design, Inc., a privately held Delaware corporation (“VNDI”), in a purchase business combination that was accounted for as a reverse acquisition. Because the financial statements and information relating to VNDI now constitute the financial statements and information of the “Company” and the operations of pre-Merger Company were insignificant prior to and subsequent to the business combination compared to those of the post-combination consolidated entity, meaningful evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011 would need to focus on the internal controls of VNDI. Prior to the transaction, VNDI was a privately held company, and therefore its controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal control over financial reporting for VNDI and the implementation of internal control over financial reporting for the post-combination consolidated entities, have required and will continue to require significant time and resources from our management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of the internal control over financial reporting of the Company as of December 31, 2011. Therefore, the Company has excluded management’s report on internal control over financial reporting from this Annual Report on Form 10-K.

Changes in Internal Controls

There were changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On September 21, 2011, we closed the Merger, which has been accounted for as a reverse acquisition. The financial statements and information relating to VNDI, a privately held company, now constitute the financial statements and information of the “Company.” Because VNDI was a privately held company prior to the Merger, it was not required to design or maintain its controls in accordance with Exchange Act Rule 13a-15 prior to the Merger. The operations of pre-Merger Company, a publicly held company, were insignificant prior to and subsequent to the completion of the Merger compared to those of the post-combination consolidated entity. In addition, we appointed a new Chief Executive Officer as of September 30, 2011 and a new Chief Financial Officer on January 23, 2012. As a result of these changes, significant time and resources from our management and other personnel have been required and will continue to be required for the design and implementation of public company internal control over financial reporting for the post-combination consolidated Company.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our control systems are designed to provide such reasonable assurance of achieving their objectives. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date First Appointed a Director

Guy A. Archbold	60	Chief Executive Officer, President and Chairman of the Board of Directors	September 30, 2011
Jeff Winzeler	52	Chief Financial Officer
Edward Feighan	64	Director	September 21, 2011
Michael Feinberg	67	Director	January 6, 2012
J. Sherman Henderson III	69	Director	September 21, 2011
Kenneth Spiegeland	48	Director	February 1, 2011

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Our executive officers are appointed by the Board of Directors and serve at its pleasure.

Certain biographical information for each of our executive officers and directors is set forth below.

Guy A. Archbold was appointed as a director and our Chief Executive Officer and President on September 30, 2011 and became the Chairman of our Board of Directors on January 6, 2012. Mr. Archbold has more than 30 years of senior management and entrepreneurial experience in Finance, Investment Banking, Merchant Banking, Venture Capital, Portfolio Management and Alternative Green Energy, which makes him well-positioned for his role as a director. From June 2009 through September 2011, Mr. Archbold worked for Black Diamond Financial Group, LLC, a manager of limited partnerships involved in venture capital investments, as a Director and Portfolio Advisor. From March 2001 through August 2008, he was President, Chief Executive Officer and Chairman for Chapeau, Inc. dba BluePoint Energy, an energy management company which provided state-of-the-art, technology based, environmentally responsible (green), demand response and combined heat and power solutions to commercial and industrial users across the majority of the public and private industry sectors including hospitality, retail, healthcare, manufacturing and government. Chapeau, Inc. filed a voluntary petition for reorganization under Chapter 11 in the U.S. Bankruptcy Court of the District of Nevada on October 31, 2008.

Jeff Winzeler was appointed our Chief Financial Officer on January 23, 2012. Mr. Winzeler has more than 23 years of financial, operational and executive management experience with publicly traded technology companies. He worked for Intel Corporation during the 17-year period ended January 2005 where he managed financial operations across Intel’s international manufacturing network including Israel, Ireland, China, Malaysia and the Philippines. He also served as the controller for Intel’s $2 billion Intel FLASH memory operation. More recently, Mr. Winzeler was the Chief Financial Officer and Chief Operating Officer of International Display Works (January 2005 – January 2007) and the Chief Financial Officer of Solar Power Incorporated (January 2007 – December 2011). Mr. Winzeler received a B.S. Degree in Finance from the University of Idaho.

Edward F. Feighan was appointed to our Board of Directors on September 21, 2011. He is currently chief operating officer of Evergreen National Indemnity Corporation and Continental Heritage Indemnity Corporation, specialty property and casualty insurance companies. Additionally, he serves as a member of the Board of Directors of both Evergreen and Continental, as well as of the parent holding company, ProAlliance Holdings Corporation. Mr. Feighan has held those positions since 2009. From April 2004 through August 2008, Mr. Feighan was chairman, president and chief executive officer of ProCentury Corporation, a Nasdaq listed, Columbus, Ohio based holding company for Century Insurance Group, which is a specialty property/casualty insurance group which underwrites general liability, commercial property, and commercial multi-peril insurance for small and mid-sized businesses throughout the United States. Mr. Feighan has been an investor and board member of ProCentury and ProAlliance since 2000, and has been involved with the insurance subsidiaries in various capacities, including serving as a board member, since 1993. From 1998 through 2000, he served as the Managing Partner of Alliance Financial, Ltd., an Ohio-based boutique merchant banking firm specializing in mergers and acquisitions in the financial services sector. From November 1996 to December 1997, Mr. Feighan served as the founding president, chief executive officer and director of Century Business Services, Inc., a Nasdaq listed company. Beginning in 1972, Feighan held elected offices for 20 consecutive years. He served as an Ohio State Representative for six years, a Cuyahoga County Commissioner for four years and a Member of the United States House of Representatives for 10 years. Mr. Feighan earned a law degree from Cleveland State University in 1978 after completing his undergraduate studies at Borromeo Catholic Seminary, Cleveland, Ohio, and Loyola University, New Orleans, Louisiana. Mr. Feighan brings experience in management, financial services and public services, as well as his experience serving on the boards of other public companies, to our Board of Directors.

Michael Feinberg was appointed to our Board of Directors on January 6, 2012. Mr. Feinberg has 45 years of experience as a property developer, owner and investor. He has owned and/or developed residential and office buildings in the greater metropolitan New York and South Florida areas. During at least the past five years, Mr. Feinberg has been the owner and designed the golf course at The Club at Emerald Hills in Hollywood, Florida. He was also one of the earlier financiers of Ultimate Software, a leading provider of end-to-end strategic human resources, payroll and talent management solutions and is an investor in the funds managed by Black Diamond Financial Group LLC, a manager of limited partnerships involved in venture capital investments. Mr. Feinberg’s experience as an entrepreneur and in venture capital investments makes him a valuable addition to our Board of Directors.

J. Sherman Henderson III was appointed to our Board of Directors on September 21, 2011. Mr. Henderson has more than 37 years of business experience, including roles spanning company ownership, sales, marketing and management, which provides him with valuable expertise to assist the Company. He began his career in the telecom industry in 1986, when he oversaw Charter Network, a long-distance carrier serving the Midwestern United States. Mr. Henderson founded Lightyear Network Solutions, which began operations as UniDial, an established provider of data, voice and wireless telecommunication services to approximately 60,000 business and residential customers throughout North America, in 1993 in Louisville, Kentucky and served as its chief executive officer from its founding until May 2011. He currently serves as its chairman emeritus. He also serves as a director of Beacon Enterprise Solutions Group Inc. and is a member of that company’s compensation committee. Mr. Henderson served six terms as chairman of COMPTEL, the leading association representing competitive communications service providers and their supplier partners. Mr. Henderson earned a Bachelor’s degree in Business Administration from Florida State University.

Kenneth Spiegeland has served on our Board of Directors since February 1, 2011. From February 1, 2011 through September 21, 2011, he also served as our Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary. Mr. Spiegeland has been a director of Dynastar Holdings, Inc., a direct energy marketing company focused on selling electricity in deregulated energy markets, since October 12, 2011, and served as its interim Chief Executive Officer, President and interim Chief Financial Officer from September 2011 through January 2012. Mr. Spiegeland has been a Senior Account Manager with Concord Private Jet since January 2010. From April 2008 to January 2010, he was a real estate broker and a partner in KBS Partnership, a real estate holding company, and from January 2005 to December 2008, he was the Managing Member of New Space Closet. Prior to this, from February 1998 to November 2005, he was Division Manager with Masco Contractor Services, a subsidiary of Masco Corporation, a leading manufacturer of home improvement and building products, and from February 1998 to January 2000, he was also the General Manager of Gabriel-Spry Services, a division of Gale Industries. Mr. Spiegeland’s management experience and his experience serving as a director of the Company prior to the Merger allows him to bring continuity and valuable insight to our Board of Directors.

Non-Executive Senior Management

The following sets forth information regarding certain of our senior managers:

Doug MacRae, 49, was appointed our Chief Technology Officer and Executive Vice President Product Development on September 21, 2011, in connection with the closing of the Merger, and became our Executive Vice President Technology Development on January 6, 2012. Prior to the Merger, he served as Rackwise’s chief technology officer and vice president of product development commencing in January 2011. Mr. MacRae joined Rackwise in October 2008 as Director of Product Development and held that position until January 2011. Prior to joining Rackwise, Mr. MacRae served as director of product development for NetCentrics, Inc., a corporation specializing in the development of software products for innovation process management from January 2005 to September 2008. Mr. MacRae served as product development manager – enterprise applications for VisionAIR, a software company focused on the homeland security and public safety industries from October 2002 to January 2005. Prior to joining VisionAIR, he served as chief technology officer for Furndex, Inc., a SaaS supply chain software vendor from June 2000 to July 2002. From September 1996 to June 2000, Mr. MacRae served as senior software system architect for Engineous Software, Inc., a company specializing in design optimization software. Mr. MacRae graduated with a Bachelor of Science in Mechanical Engineering from Clemson University and a Master of Science in Engineering Mechanics from Virginia Tech.

David Wagner, 55, joined VNDI on June 1, 2011 and became our Executive Vice President Sales on January 6, 2012. Mr. Wagner brings over 20 years of executive experience in enterprise software sales and services companies. From March 1, 2010 to May 30, 2011, he worked as VP of sales at PathMaker Group, a provider of top-tier consulting services and solutions for security and identity management solutions. From February 1, 2009 to February 28, 2010, Mr. Wagner worked as VP of sales at Digital Discovery Corporation, where he developed a brand new security services practice. From January 2007 to January 2009, as sales specialist and eventually worldwide director at Tivoli Systems, Mr. Wagner was responsible for over $280 million in annual revenues through large outsourcers and systems integrators including IBM Global Services, EDS, Perot Systems, Accenture, E & Y and Deloitte Consulting. Tivoli was subsequently acquired by IBM. Mr. Wagner has guided multiple enterprise software companies in the development of Channel Partner programs that have created revenue streams that contribute to rapid and sustainable revenue company growth. Mr. Wagner has also held key positions at like Polivec, e-Chemicals, Computer Associates and LogLogic.

Industry Advisory Board

We are in the process of recruiting a number of experienced and highly regarded professionals to be members of the Rackwise, Inc. Industry Advisory Board. The purpose of the Industry Advisory Board is to provide an informal “think tank” and “sounding board” to assist Company management. We anticipate that Industry Advisory Board members will meet as a group from time to time to address specific issues that are presented to them. Further, Industry Advisory Board members will be available for limited individual telephone consultation with management on an “as needed” basis.

Stephen O’Donnell. Effective January 27, 2012, we entered into an Industry Advisory Board Letter Agreement with Stephen O’Donnell to be the founding member and Chairman of the Rackwise, Inc. Industry Advisory Board. The agreement provides for a term of thirty-six (36) months, and Mr. O’Donnell was granted options to purchase 300,000 shares of our common stock at an exercise price of $0.345 per share, vesting ratably at the end of each of the first 12 quarterly periods from the effective date of his appointment to the Advisory Board. Mr. O’Donnell is a globally recognized authority on data centers and information technology (“IT”) operations and an acknowledged expert in green IT and sustainability. Mr. O’Donnell has over 30 years international senior management experience within large multinational organizations. He has served as CEO at MEEZA, a Qatar Foundation Joint Venture and leading provider of IT and related solutions services in Qatar. He has also served as Managing Director at Enterprise Strategy Group, a leading, integrated, full-service IT analyst and business strategy firm. Mr. O’Donnell was Global Head of Data Centers at UK-based BT (formerly British Telecom), one of the world’s largest communications services company. He has held senior positions at other technology and financial services-based global enterprises, including First Data Corporation, Cable & Wireless, Lehman Brothers and Deutsche Bank. Mr. O’Donnell has served on the Advisory Board at Fusion-io and is currently Chairman of the Advisory Board at Violin Memory, both US-based companies pioneering enabling technologies for advancements in data center operations.

Board Committees

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which requires us to have committees or charters. Our Board of Directors, however, has determined to establish three committees: an Audit Committee; a Compensation Committee; and a Nominating and Corporate Governance Committee. Each committee operates under a charter approved by our Board of Directors. To request a copy each committee’s charter, please make written request to our President c/o Rackwise, Inc., 101 California Street, Suite 2450, San Francisco, CA 94111. The membership, principal duties and responsibilities of each committee are set forth below.

The membership of the committees is set forth below:

Nominating and
Corporate
	Audit	Compensation	Governance
Name	Committee	Committee	Committee

Guy A. Archbold			Chair
Edward F. Feighan	•	•	•
Michael Feinberg	•	•
J. Sherman Henderson III	•	Chair	•

Our Board has not designated the chairman of the Audit Committee and has not determined whether any of the Audit Committee members is an “audit committee financial expert” as defined in applicable SEC rules.

Audit Committee

The committee’s charter provides that the principal duties and responsibilities of the Audit Committee include:

•	reviewing and discussing certain regulatory filings, including our audited financial statements and quarterly financial statements, with management and our independent auditors;

•	reviewing earnings press releases and earnings guidance provided to analysts;

•	appointing, evaluating, overseeing and replacing, if necessary, our independent registered public accounting firm;

•	reviewing the design, implementation, adequacy and effectiveness of our internal controls and our critical accounting policies;

•	reviewing our compliance with applicable laws, rules and regulations, and reviewing cases of employee misconduct or fraud; and

•	reporting regularly to our Board of Directors with respect to issues relating to the quality or integrity of our financial statements, our compliance with legal or regulatory requirements and the performance and independence of our independent auditors.

All audit and non-audit services, other than de minimus non-audit services, provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

Compensation Committee

The committee’s charter provides that the principal duties and responsibilities of the Compensation Committee include:

•	reviewing and approving annual goals and objectives of our CEO and other executive officers, evaluating the performance of our CEO and other executive officers in light of those goals and objectives, determining or assisting to determine our CEO’s and other executive officers’ compensation level and making all other determinations with respect to the compensation of our CEO and other executive officers;

•	recommending to our Board of Directors the compensation of our CEO and other executive officers and, to the extent such authority is delegated to it by our Board of Directors, approving the compensation payable to these executive officers;

•	considering with respect to the compensation of the Company’s executive officers: (a) annual base salary; (b) any bonus or other short-term incentive program; (c) any long-term incentive compensation (including cash-based and equity-based awards); and (d) any employment agreements and similar arrangements or transactions;

•	reviewing and making recommendations to our Board of Directors regarding incentive compensation and equity-based plans that are subject to approval by our Board of Directors;

•	reviewing and making recommendations to our Board of Directors regarding compensation, if any, of the Board of Directors and its committees; and

•	preparing a report of the committee for inclusion in our annual report or proxy statement with respect to our annual meeting of stockholders.

Nominating and Corporate Governance Committee

The committee’s charter provides that the principal duties and responsibilities of the Nominating and Corporate Governance Committee include:

•	evaluating and selecting or recommending for selection candidates for election to our Board of Directors;

•	evaluating the functions, duties and composition of committees of our Board of Directors and making recommendations to our Board of Directors with respect thereto;

•	formulating procedures for security holders to send communications to our Board of Directors;

•	developing and recommending to our Board of Directors a set of corporate governance policies or procedures;

•	establishing and maintaining an informal continuing education program for our directors with respect to our strategic plans, significant financial, accounting and risk management matters, compliance programs, corporate governance policies or procedures, principal officers and internal and independent auditor; and

•	developing a plan for the succession of our CEO and discussing with our CEO a succession plan for our key senior officers.

The Nominating and Corporate Governance Committee of the Board of Directors is responsible for reviewing with the entire Board from time to time the appropriate skills and characteristics required of Board members in the context of the current make-up of the Board of directors. The Board of Directors believes that directors should bring to the Company a variety of perspectives and skills that are derived from high quality business and professional experience and that are aligned with the Company’s strategic objectives. The composition of the Board of Directors should at all times adhere to the standards of independence promulgated by applicable Nasdaq and SEC rules. We also require that our directors be able to attend all board and applicable committee meetings. In this respect, directors are expected to advise the Chairman of the Board of Directors and the Chairman of the Nominating and Corporate Governance Committee in advance of accepting any other public company directorship or assignment to the audit committee of the board of any other public company.

The Nominating and Corporate Governance Committee identifies nominees by first evaluating the current members of the Board of Directors willing to continue in service. Current members of the Board with skills and experience that are relevant to the Company’s business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of the Board does not wish to continue in service or if the Nominating and Corporate Governance Committee or the Board decides not to re-nominate a member for re-election, the Committee will identify the desired skills and experience of a new nominee in light of the criteria above. Current members of the Committee and Board may be consulted for suggestions as to individuals meeting the criteria above. Research may also be performed to identify qualified individuals.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

Code of Conduct

We have adopted a written code of business conduct and ethics that applies to our directors, officers, employees and certain other persons, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We believe that the code of conduct is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. To request a copy of the code of conduct, please make written request to our President c/o Rackwise, Inc., 101 California Street, Suite 2450, San Francisco, CA 94111.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the fiscal year ended December 31, 2011, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock, other than Gordon V. Smith, satisfied their Section 16(a) filing requirements, although certain reports were filed on a late basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended December 31, 2011 and 2010 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2011; (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the fiscal year ended December 31, 2011; and (iii) up to two additional individuals who received annual compensation during the fiscal year ended December 31, 2011 in excess of $100,000 and who were not serving as executive officers of at the end of the fiscal year ended December 31, 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)	Total ($)

Guy A. Archbold CEO, President and Executive Chairman of the Board (a)	2011 2010	70,000 0	0 0	0 0	1,526,970(b) 0	0 0	0 0	192,500(c) 0	1,789,470 0

Emmett DeMoss Executive Chairman of the Board (d)	2011 2010	225,000 225,000	0 0	0 0	0 0	0 0	0 0	330,717(e) 0	555,717 225,000

Robert B. Ney Executive Vice President Business Development (f)	2011 2010	243,750 127,039	0 0	0 0	0 1,089,188(g)	0 0	0 0	0 0	243,750 1,216,227

Doug MacRae Executive Vice President Technology Development	2011 2010	160,625 140,000	0 16,409	0 0	0 0	0 0	0 0	0 0	160,625 156,409

____________

(a)	Guy A. Archbold was appointed as our Chief Executive Officer and President on September 30, 2011 and became our Chairman of the Board of Directors on January 6, 2012.
(b)	Represents the estimated fair value of the vesting of Mr. Archbold’s options in connection with the November 2011 execution of the Intel agreements, computed in accordance with FASB ASC Topic 718.
(c)	Consists of fees paid pursuant to the Management Consulting Agreement, dated April 1, 2011, between VNDI and Mr. Archbold. The agreement terminated on September 30, 2011 upon Mr. Archbold’s appointment as an executive officer of the Company.
(d)	Emmett DeMoss was appointed as Chairman of our Board of Directors on September 21, 2011. On January 6, 2012, Mr. DeMoss resigned from his position as a director of the Company and was designated as Chairman Emeritus.
(e)	Consists of the discharge and forgiveness of a promissory note in the principal amount of $187,717 executed by Mr. DeMoss in favor of VNDI and a special bonus of approximately $143,000 granted to Mr. DeMoss representing the estimated tax liability expected to be incurred by Mr. DeMoss as a result of the discharge of the promissory note.
(f)	Robert B. Ney was appointed as our Chief Executive Officer and President and a director on September 21, 2011. He resigned from those positions effective as of September 30, 2011.
(g)	Represents the grant date value of Mr. Ney’s July 1, 2010 option grant, computed in accordance with FASB ASC Topic 718.

Employment Agreements

We have entered into an employment agreement with Guy A. Archbold as of September 30, 2011, whereby he agreed to serve as our Chief Executive Officer, President and Chairman of the Board of Directors. The agreement is for an initial period of three years and provides for an annual base salary is $250,000. Mr. Archbold is eligible to earn a bonus upon meeting specified performance standards, to be established by the Company. In addition, Mr. Archbold is entitled to receive non-statutory stock options to purchase an agreement of 6,900,000 shares of our common stock, exercisable for a period of ten years at an exercise price of $0.345 per share. Ten percent (10%) of the options, in the amount of 690,000 shares, vest immediately and ninety percent (90%) of the options, in the amount of 6,210,000 shares, vest in equal installments, in the amount of 517,500 shares, on a quarterly basis over a three year period, commencing on January 31, 2012; provided, however, the options are subject to the following accelerated vesting: (i) seventy-five percent (75%) of the options, to the extent not previously vested, shall vest immediately upon the end of two consecutive quarters of EBITDA profitability by the Company and (ii) one hundred percent (100%) of the options, to the extent not previously vested, shall, at the discretion of the Board of Directors, vest immediately upon the execution of a strategic alliance or similar agreement establishing a meaningful relationship with a critical customer or major entity. All vested options survive the termination of the agreement and/or the termination of employment. Mr. Archbold’s employment may only be terminated for “just cause” (as defined in the agreement). The Company’s Compensation Committee of the Board of Directors has determined that 100% of Mr. Archbold’s options vested in November 2011 upon the execution of the Intel agreements.

Jeff Winzeler became our Chief Financial Officer on January 23, 2012. In connection with his appointment, Mr. Winzeler received (i) an annual base salary of $175,000; (ii) eligibility for bonus compensation; (iii) options to purchase 1,000,000 shares of common stock under our 2011 Equity Incentive Plan, vesting over a period of three years and exercisable at a price of $0.345 per share; and (iv) 100,000 shares of our restricted common stock. On February 15, 2012, the Company granted Mr. Winzeler options to purchase an additional 500,000 shares of common stock under its 2011 Equity Incentive Plan, vesting over a period of three years and exercisable at a price of $0.345 per share. In the event that Mr. Winzeler were terminated without reasonable cause, he would be entitled to a severance payment equal to six months of his base salary at the time of termination.

On June 21, 2010, VNDI entered into an offer of employment with Robert B. Ney, pursuant to which he agreed to serve as VNDI’s Chief Executive Officer. Mr. Ney’s agreement provides for annual base salary of $250,000, which was reduced to $200,000 upon his resignation as our Chief Executive Officer and President on September 30, 2011. In addition, Mr. Ney is eligible to earn a bonus of up to 50% of his base salary based upon his achievements as determined by VNDI’s board of directors. Mr. Ney is entitled to 12 months base salary in the event he is terminated “without cause” (as defined in his agreement) or “resign for good reason” (as defined in his agreement). In connection with the Merger, we assumed the terms of Mr. Ney’s employment agreement. Mr. Ney has also signed a confidentiality and proprietary rights agreement pursuant to which he has agreed to maintain as confidential any of the Company’s trade secrets or confidential information, agreed that any new creation or improved methods will be considered “work for hire” under applicable copyright and related laws and the Company’s sole and exclusive property and agreed not to solicit any of the Company’s employees, officers, directors, customers and suppliers for a period of one year after his termination from the Company.

On September 18, 2008, VNDI entered into an offer of employment with Doug MacRae, pursuant to which he agreed to serve as VNDI’s Chief Technology Officer. Mr. MacRae’s agreement provides for an annual base salary of $140,000, which has since been increased to $185,000. In addition, Mr. MacRae is eligible to earn a bonus of $5,000 per quarter based upon achievement of goals set by his direct supervisor. In connection with the Merger, we assumed the terms of Mr. MacRae’s employment agreement. Mr. MacRae has also signed a confidentiality and proprietary rights agreement pursuant to which he has agreed to maintain as confidential any of the Company’s trade secrets or confidential information, agreed that any new creation or improved methods will be considered “work for hire” under applicable copyright and related laws and the Company’s sole and exclusive property and agreed not to solicit any of the Company’s employees, officers, directors, customers and suppliers for a period of one year after his termination from the Company. On January 9, 2012, the Company granted Mr. MacRae 10-year options, with an exercise price of $0.345 per share, to purchase 2,500,000 shares of common stock. The options vest as follows: one-third on each of the date of grant, September 21, 2012 and September 21, 2013.

Outstanding Equity Awards at Fiscal Year Ended December 31, 2011

There were no stock options outstanding as of December 31, 2011.

Director Compensation for the Year ended December 31, 2011

Prior to the Merger, the Company did not pay its directors any cash compensation for services on its board of directors. Directors received stock options to purchase shares of common stock in connection with their services. All of the stock options owned by directors as of December 31, 2010 were cancelled or exercised in connection with the Merger.

Following the consummation of the Merger, our directors will be entitled to receive compensation to be determined by the Board of Directors.

On January 9, 2012, the Board of Directors granted each director options to purchase 250,000 shares of our common stock at an exercise price of $0.345 per share, vesting in three equal installments (or 83,333 shares) on each of September 21, 2012, 2013 and 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 26, 2012 by:

•         each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•         each of our directors;

•         each of our named executive officers as defined in Item 402(m)(2) of Regulation S-K; and

•         all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse. Information given with respect to beneficial owners who are not officers or directors of ours is to the best of our knowledge, based on information available to us. The shares indicated as beneficially owned may include shares held in street name or the name of a nominee, and beneficial ownership may have been disposed of and/or acquired without our knowledge.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership(2)		Percentage of Class(3)
Guy A. Archbold	Common Stock	6,900,000	(4)	6.5%
Emmett DeMoss	Common Stock	6,260,307	(5)	6.2%
Doug MacRae	Common Stock	833,333	(6)	*
Robert B. Ney	Common Stock	0	(7)
Edward Feighan	Common Stock	616,666	(8)	*
Michael Feinberg	Common Stock	450,000	(9)	*
Sherman Henderson	Common Stock	0
Kenneth Spiegeland	Common Stock	10,000		*
All directors and executive officers as a group (8 persons)		15,070,306	(10)	13.8%

George M. Abraham 930 S.E. 5th Terrace Pompano Beach, FL 33060	Common Stock	5,914,832	(11)	5.9%

Black Diamond Financial Group LLC 1610 Wynkoop Street, Suite 400 Denver, CO 80202	Common Stock	69,593,969	(12)	56.9%

Navesink Investment Fund, L.P. 46 Bellevue Avenue Runson, NJ 07760	Common Stock	10,116,270	(13)	9.9%

Gordon V. Smith 8716 Crider Brook Way Potomac, MD 20854	Common Stock	11,069,046	(14)	10.8%

_______________

* Less than 1%.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Rackwise, Inc., 101 California Street, Suite 2450, San Francisco, CA 94111.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Percentage based upon 99,215,471 shares of our common stock outstanding as of March 26, 2012.

(4)	Consists of shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days.

(5)	Includes 2,086,769 shares of our common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days. Emmett DeMoss was appointed as Chairman of our Board of Directors on September 21, 2011. On January 6, 2012, Mr. DeMoss resigned from his position as a director of the Company and was designated as Chairman Emeritus.

(6)	Consists of shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days.

(7)	Robert B. Ney was appointed as our Chief Executive Officer and President and a director on September 21, 2011. He resigned from those positions effective as of September 30, 2011.

(8)	Includes 33,333 shares of common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days.

(9)	Includes 150,000 shares of common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days.

(10)	Includes 10,003,435 shares of our common stock issuable upon exercise of options and warrants currently exercisable or exercisable within 60 days.

(11)	Includes (a) 3,804,333 shares of our common stock and 1,693,833 shares of our common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days owned by George M. Abraham, and (b) 333,333 shares of our common stock and 83,333 shares of our common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days owned by George M. Abraham IRA. Mr. Abraham has the power to vote and dispose of the securities owned by George M. Abraham IRA.

(12)	Includes (a) 3,390,668 shares of our common stock and 1,695,334 shares of our common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days owned by Black Diamond Financial Group LLC (“BDFG”), (b) 24,690,782 shares of our common stock and 12,345,391 shares of our common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days owned by Black Diamond Holdings LLC (“BDH”), (c) 17,955,357 shares of our common stock and 8,977,679 shares of our common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days owned by Rackwise Funding LLC (“Rackwise Funding”), and (d) 359,172 shares of our common stock and 179,586 shares of our common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days owned by MFPI Partners LLC (“MFPI”). BDFG is the manager of BDH and Rackwise Funding. Patrick Imeson is the manager of BDFG and MFPI and, to our knowledge, has sole voting and investment power with respect to the securities owned by BDFG, BDH, Rackwise Funding and MFPI. Mr. Imeson may be deemed to beneficially own the securities held by BDFG, BDH, Rackwise Funding and MFPI. Mr. Imeson disclaims beneficial ownership of such securities, and the information reported herein shall not be deemed an admission that Mr. Imeson is the beneficial owner of the securities for any purpose, except to the extent of his pecuniary interest therein.

(13)	Includes (a) 2,473,434 shares of our common stock owned by AMG II, LLC (“AMG”), (b) 133,334 shares of our common stock and 33,334 shares of our common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days owned by Navesink Capital Advisors, LLC (“NCA”), and (c) 4,984,112 shares of our common stock and 2,492,056 shares of our common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days owned by Navesink Investment Fund, L.P. (“NIF”). Excludes 4,000,000 shares of our common stock issuable upon exercise of outstanding warrants owned by NCA, the exercise of which warrants is subject to a customary 9.99% “blocker.” Navesink Partners, LLC is the general partner of NIF. Alan Goddard is the managing member of AMG, NCA and Navesink Partners, LLC and, to our knowledge, has sole voting and investment power with respect to the securities owned by AMG, NCA and NIF. Mr. Goddard may be deemed to beneficially own the securities held by AMG, NCA and NIF. Mr. Goddard disclaims beneficial ownership of such securities, and the information reported herein shall not be deemed an admission that Mr. Goddard is the beneficial owner of the securities for any purpose, except to the extent of his pecuniary interest therein.

(14)	Includes 3,689,682 shares of our common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

On September 20, 2011, our Board of Directors and stockholders owning a majority of our outstanding shares adopted the 2011 Equity Incentive Plan. A total of 13,500,000 shares of our common stock are reserved for issuance under the 2011 Plan. If an incentive award granted under the 2011 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2011 Plan.

Shares issued under the 2011 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity are not expected to reduce the maximum number of shares available under the 2011 Plan. In addition, the number of shares of common stock subject to the 2011 Plan and the number of shares and terms of any incentive award are expected to be adjusted in the event of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

The following table provides information as of December 31, 2011, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	–	–	13,500,000
Equity compensation plans not approved by security holders	–	–	–
Total	–	–	13,500,000

As of the date of this Annual Report, we have authorized for issuance stock options under the 2011 Plan to employees to purchase an aggregate of 13,500,000 shares of our common stock.  Of these 2011 Plan options, (i) 10-year options for 8,375,000 shares, with an exercise price of $0.345 per share, have been granted, (ii) 10-year options for 4,100,000 shares, with an exercise price of $0.345 per share, have been granted subject to new employment agreements, and (iii) options for 1,025,000 shares are reserved for issuance subject to new hires.

As of the date of this Annual Report, we have also granted stock options outside the 2011 Plan to officers, directors, advisors and consultants to purchase an aggregate of 10,800,000 shares of our common stock, exercisable for a period of ten years at an exercise price of $0.345 per share.

See “Executive Compensation” for information regarding individual equity compensation arrangements received by our executive officers pursuant to their employment agreements with us.

2011 Equity Incentive Plan

Our Board of Directors and stockholders owning a majority of our outstanding shares adopted the 2011 Equity Incentive Plan (the “2011 Plan”) on September 20, 2011, a total of 13,500,000 shares of our common stock are reserved for issuance under the 2011 Plan. If an incentive award granted under the 2011 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2011 Plan.

Shares issued under the 2011 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity are not expected to reduce the maximum number of shares available under the 2011 Plan. In addition, the number of shares of common stock subject to the 2011 Plan and the number of shares and terms of any incentive award are expected to be adjusted in the event of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Administration

It is expected that the compensation committee of the Board, or the Board in the absence of such a committee, will administer the 2011 Plan. Subject to the terms of the 2011 Plan, the compensation committee would have complete authority and discretion to determine the terms of awards under the 2011 Plan.

Eligible Recipients

Any officer or other employee of the Company or its affiliates, or an individual that the Company or an affiliate has engaged to become an officer or employee, or a consultant or advisor who provides services to the Company or its affiliates, including a non-employee director of the Board, is eligible to receive awards under the 2011 Plan.

Grants

The 2011 Plan authorizes the grant to eligible recipients of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and stock appreciation rights, as described below:

•	Options granted under the 2011 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of common stock covered by an option cannot be less than the fair market value of the common stock on the date of grant unless agreed to otherwise at the time of the grant. Such awards may include vesting requirements.

•	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•	The compensation committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•	Stock awards are permissible. The compensation committee will establish the number of shares of common stock to be awarded and the terms applicable to each award, including performance restrictions.

•	Stock appreciation rights or SARs, entitle the participant to receive a distribution in an amount not to exceed the number of shares of common stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of common stock on the date of exercise of the SAR and the market price of a share of common stock on the date of grant of the SAR.

Duration, Amendment, and Termination

The Board may amend, suspend or terminate the 2011 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2011 Plan terminates ten years after it is adopted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below and in this Annual Report, there have been no transactions, since January 1, 2011, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

Forgiveness of Debt and Payment of Bonus

On July 29, 2011, the VNDI board of directors agreed to discharge and forgive a promissory note in the principal amount of $187,717 executed by Emmett DeMoss in favor of VNDI.  In addition, the VNDI board of directors approved a special bonus of approximately $143,000 to Mr. DeMoss representing the estimated tax liability expected to be incurred by Mr. DeMoss as a result of the discharge of the promissory note.

Convertible Notes, Warrants, Advisory Agreement and Fees

In August 2009, VNDI entered into an agreement with Black Diamond Financial Group (“BDFG”), pursuant to which VNDI would borrow funds from BDFG and its affiliates at various intervals.  Pursuant to the terms of the agreement, the funds borrowed would be convertible at the option of the holder into a unit of VNDI’s securities at the lesser of (a) $0.319 per unit or (b) 80% of the purchase price per share of VNDI’s common stock in the first equity or convertible debt financing completed by VNDI of not less than $500,000.  Each unit to consist of one share of VNDI’s common stock and one two-year warrant to purchase one share of VNDI’s common stock at $0.319 per share.  VNDI borrowed an aggregate of $3,375,753 in principal amount of 12% convertible debt.  In connection with and conditioned upon the closing of the Merger, VNDI issued an aggregate of 12,867,104 shares of its common stock upon conversion of an aggregate of $3,375,753 in principal amount of convertible debt and an aggregate of 2,376,022 of shares of its common stock upon conversion of an aggregate of $623,362 of accrued but unpaid interest on the convertible debt. All of the warrants issuable upon conversion of the convertible notes were also cancelled in connection with the Merger.

In connection with the agreement described above, VNDI entered into an oral advisory agreement with BDFG, which provides for the payment of $10,000 per month to BDFG for general business consulting. This consulting arrangement terminated in September 2011. We are currently in negotiation with BDFG with respect to a new consulting arrangement.

Lastly in connection with the agreement described above, an affiliate of BDFG was entitled to a financing fee equal to 10% of all amounts borrowed under the agreement.

VNDI Convertible Bridge Notes

On July 20, 2011, George M. Abraham purchased from VNDI convertible bridge notes in the principal amount of $300,000. The notes bore interest at 10% per annum and were secured in accordance with the terms of a security agreement, whereby the noteholders had a security interest in all of the equipment, inventory and goods owned by VNDI. Upon the closing of the reverse merger with Rackwise, these bridge notes were assigned to Rackwise and all principal amounts due, plus accrued interest, on these notes were converted into units of Rackwise securities at $0.25 per unit. Each unit consisted of one share of Rackwise common stock and a five-year warrant to purchase one-half of a share of Rackwise common stock at an exercise price of $0.625 per whole share, subject to weighted-average anti-dilution protection.

On June 17, 2011, Navesink Investment Fund, L.P. purchased from VNDI convertible bridge notes in the principal amount of $200,000, and on September 6, 2011, Navesink Investment Fund, L.P. acquired additional VNDI bridge notes from a third party in the aggregate principal amount of $1,000,000. Upon the closing of the reverse merger with Rackwise, these bridge notes were assigned to Rackwise and all principal amounts due, plus accrued interest, on these notes were converted into units of Rackwise securities at $0.25 per unit. Each unit consisted of one share of Rackwise common stock and a five-year warrant to purchase one-half of a share of Rackwise common stock at an exercise price of $0.625 per whole share, subject to weighted-average anti-dilution protection.

Split-Off and Release

Immediately prior to the closing of the Merger, we transferred all of our operating assets and liabilities to VNDI Split Corp., our wholly-owned Nevada subsidiary (“Split Corp.”), and split-off Split Corp. through the exchange of 75,000,000 shares of our common stock held by one of our stockholders for all of the issued and outstanding shares of common stock of Split Corp.

Share Escrow Agreement

We entered into an Escrow Agreement dated as of September 21, 2011 with Robert B. Ney, as indemnification representative, and Gottbetter & Partners, LLP, as escrow agent, pursuant to which the escrow agent will hold in escrow 5% of the shares of our common stock that the former VNDI stockholders receive in the Merger in exchange for their shares of VNDI for any breach of the Merger Agreement by VNDI that is discovered during the two years immediately following the closing of the Merger.

Lock-ups

Officers, directors, key employees and holders of 10% or more of the Company’s common stock have agreed to “lock-up” and not sell or otherwise transfer or hypothecate any of their Company shares, including shares that maybe issued upon exercise of Merger warrants for a term of 18 months from the closing of the Merger, except in certain limited circumstances.

Employment Agreements

On September 18, 2008, VNDI entered into an offer of employment with Doug MacRae, pursuant to which he agreed to serve as VNDI’s Chief Technology Officer. Mr. MacRae’s agreement provides for an annual base salary of $140,000, which has since been increased to $185,000. In addition, Mr. MacRae is eligible to earn a bonus of $5,000 per quarter based upon achievement of goals set by his direct supervisor. In connection with the Merger, we assumed the terms of Mr. MacRae’s employment agreement. Mr. MacRae has also signed a confidentiality and proprietary rights agreement pursuant to which he has agreed to maintain as confidential any of the Company’s trade secrets or confidential information, agreed that any new creation or improved methods will be considered “work for hire” under applicable copyright and related laws and the Company’s sole and exclusive property and agreed not to solicit any of the Company’s employees, officers, directors, customers and suppliers for a period of one year after his termination from the Company. On January 9, 2012, the Company granted Mr. MacRae 10-year options, with an exercise price of $0.345 per share, to purchase 2,500,000 shares of common stock. The options vest as follows: one-third on each of the date of grant, September 21, 2012 and September 21, 2013.

On June 21, 2010, VNDI entered into an offer of employment with Robert B. Ney, pursuant to which he agreed to serve as VNDI’s Chief Executive Officer. Mr. Ney’s agreement provides for annual base salary of $250,000, which was reduced to $200,000 upon his resignation as our Chief Executive Officer and President on September 30, 2011. In addition, Mr. Ney is eligible to earn a bonus of up to 50% of his base salary based upon his achievements as determined by VNDI’s board of directors. Mr. Ney is entitled to 12 months base salary in the event he is terminated “without cause” (as defined in his agreement) or “resign for good reason” (as defined in his agreement). In connection with the Merger, we assumed the terms of Mr. Ney’s employment agreement. Mr. Ney has also signed a confidentiality and proprietary rights agreement pursuant to which he has agreed to maintain as confidential any of the Company’s trade secrets or confidential information, agreed that any new creation or improved methods will be considered “work for hire” under applicable copyright and related laws and the Company’s sole and exclusive property and agreed not to solicit any of the Company’s employees, officers, directors, customers and suppliers for a period of one year after his termination from the Company.

We have entered into an employment agreement with Guy A. Archbold as of September 30, 2011, whereby he agreed to serve as our Chief Executive Officer, President and Chairman of the Board of Directors. The agreement is for an initial period of three years and provides for an annual base salary is $250,000. Mr. Archbold is eligible to earn a bonus upon meeting specified performance standards, to be established by the Company. In addition, Mr. Archbold is entitled to receive non-statutory stock options to purchase an agreement of 6,900,000 shares of our common stock, exercisable for a period of ten years at an exercise price of $0.345 per share. Ten percent (10%) of the options, in the amount of 690,000 shares, vest immediately and ninety percent (90%) of the options, in the amount of 6,210,000 shares, vest in equal installments, in the amount of 517,500 shares, on a quarterly basis over a three year period, commencing on January 31, 2012; provided, however, the options are subject to the following accelerated vesting: (i) seventy-five percent (75%) of the options, to the extent not previously vested, shall vest immediately upon the end of two consecutive quarters of EBITDA profitability by the Company and (ii) one hundred percent (100%) of the options, to the extent not previously vested, shall, at the discretion of the Board of Directors, vest immediately upon the execution of a strategic alliance or similar agreement establishing a meaningful relationship with a critical customer or major entity. All vested options survive the termination of the agreement and/or the termination of employment. Mr. Archbold’s employment may only be terminated for “just cause” (as defined in the agreement). The Company’s Compensation Committee of the Board of Directors has determined that 100% of Mr. Archbold’s options vested in November 2011 upon the execution of the Intel agreements.

Jeff Winzeler became our Chief Financial Officer on January 23, 2012. In connection with his appointment, Mr. Winzeler received (i) an annual base salary of $175,000; (ii) eligibility for bonus compensation; (iii) options to purchase 1,000,000 shares of common stock under our 2011 Equity Incentive Plan, vesting over a period of three years and exercisable at a price of $0.345 per share; and (iv) 100,000 shares of our restricted common stock. On February 15, 2012, the Company granted Mr. Winzeler options to purchase an additional 500,000 shares of common stock under our 2011 Equity Incentive Plan, vesting over a period of three years and exercisable at a price of $0.345 per share. In the event that Mr. Winzeler were terminated without reasonable cause, he would be entitled to a severance payment equal to six months of his base salary at the time of termination.

Consulting Agreement

On November 25, 2011, we entered into a consulting services agreement with Navesink Capital Advisors, LLC (“NCA”), whereby the consultant agreed to provide us with certain professional consulting services relating to business development and corporate finance. As consideration under the agreement, we paid the consultant and its designees a fee of $150,000 and issued seven-year warrants to purchase an aggregate of 4,000,000 shares of our common stock at an exercise price of $0.66 per share, subject to weighted-average anti-dilution protection in the event we subsequently issue equity securities without consideration or for consideration per share less than $0.375.

PPO Units

On October 2011, Mr. Abraham purchased an aggregate of 2,000,000 units of our securities in a private placement offering at a price of $0.25 per unit for gross proceeds of $500,000. Each unit consisted of one share of our common stock and one five-year warrant to purchase one-half share of our common stock an exercise price of $0.625 per whole share, subject to weighted-average anti-dilution protection.

In November 2011, BDFG purchased 1,543,494 units of our securities in a private placement offering at a price of $0.25 per unit for gross proceeds of approximately $385,874. Each unit consisted of one share of our common stock and one five-year warrant to purchase one-half share of our common stock an exercise price of $0.625 per whole share, subject to weighted-average anti-dilution protection.

In November 2011, Black Diamond Holdings, LLC purchased 600,000 units of our securities in a private placement offering at a price of $0.25 per unit for gross proceeds of approximately $150,000. Each unit consisted of one share of our common stock and one five-year warrant to purchase one-half share of our common stock an exercise price of $0.625 per whole share, subject to weighted-average anti-dilution protection.

In December 2011, Mr. Abraham purchased 333,333 units of our securities in a private placement offering at a price of $0.375 per unit for gross proceeds of $125,000. Each unit consisted of one share of our common stock and one five-year warrant to purchase one-quarter share of our common stock an exercise price of $1.00 per whole share, subject to weighted-average anti-dilution protection.

In December 2011, George M. Abraham IRA purchased 333,333 units of our securities in a private placement offering at a price of $0.375 per unit for gross proceeds of $125,000. Each unit consisted of one share of our common stock and one five-year warrant to purchase one-quarter share of our common stock an exercise price of $1.00 per whole share, subject to weighted-average anti-dilution protection. Mr. Abraham has the power to vote and dispose of the securities owned by George M. Abraham IRA.

In January 2012, NAC purchased 266,667 units of our securities in a private placement offering at a price of $0.375 per unit for gross proceeds of $100,000. Each unit consisted of one share of our common stock and one five-year warrant to purchase one-quarter share of our common stock an exercise price of $1.00 per whole share, subject to weighted-average anti-dilution protection.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by Marcum LLP, our principal accountant for professional services rendered during the fiscal years ended December 31, 2011 and 2010 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2011	Fiscal year ended December 31, 2010

Audit fees (1)	$177,167	$117,814
Audit-related fees (2)	159,242	–
Tax fees (3)	–	–
All other fees (4)	–	–
Total fees	$336,409	$117,814

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2011, were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

See Index to Financial Statements immediately following the signature page of this report.

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

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

▪	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

▪	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

▪	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

▪	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description
2.1	2.1	Agreement and Plan of Merger and Reorganization dated as of September 21, 2011 by and among Registrant, VNDI Acquisition Corp. and Visual Network Design, Inc. (a Delaware corporation) (1)

2.2	2.2	Certificate of Merger dated as of September 21, 2011 for the merger of VNDI Acquisition Corp. into Visual Network Design, Inc. (a Delaware corporation) (1)

3.1	3.1	Certificate of Incorporation of MIB Digital, Inc. (2)

3.2	3.2	Certificate of Incorporation of Cahaba Pharmaceuticals, Inc. (3)

3.3	3.3	Certificate of Merger of MIB Digital, Inc., with and into Cahaba Pharmaceuticals, Inc. (3)

3.4	2.1	Articles of Merger as filed with the Nevada Secretary of State on July 8, 2011 (4)

3.5	2.2	Agreement and Plan of Merger dated July 8, 2011 by and between Cahaba Pharmaceuticals, Inc. and Visual Network Design, Inc. (4)

3.6	2.1	Articles of Merger as filed with the Secretary of State of the State of Nevada on September 29, 2011 (5)

3.7	2.2	Agreement and Plan of Merger, dated September 29, 2011, by and between Visual Network Design, Inc. and Rackwise, Inc. (5)

3.8	3.6	By-Laws of the Registrant (1)

4.1	4.1	Form of Investor Warrant issued the investors in the November 2011 Private Placement Offering (1)

4.2	4.2	Form of Merger Warrant (1)

4.3	4.3	Form of Broker Warrant issued the investors in the November 2011 Private Placement Offering (1)

4.4	4.4	Form of Investor Warrant issued the investors in the January 2012 Private Placement Offering (7)

4.5	4.5	Form of Broker Warrant issued the investors in the January 2012 Private Placement Offering (7)

10.1	10.1	Split-Off Agreement, dated as of September 21, 2011, by and among the Registrant, VNDI Split Corp., and Scott Hughes (1)

10.2	10.2	General Release Agreement, dated as of September 21, 2011, by and among the Registrant, VNDI Split Corp. and Scott Hughes (1)

10.3	10.3	Form of Subscription Agreement between Registrant and the investors in the November 2011 Private Placement Offering, including Addendum to Subscription Agreement (1)

10.4	10.4	Subscription Escrow Agreement dated July 18, 2011, by and among the Registrant, Gottbetter Capital Markets, LLC, and CSC Trust Company of Delaware, as amended on August 4, 2011 and September 12, 2011 (1)

Exhibit No.	SEC Report Reference No.	Description
10.5	10.5	Placement Agency Agreement dated as of August 3, 2011 by and between the Registrant and Gottbetter Capital Markets, LLC, as amended on September 12, 2011 (1)

10.6	10.6	Form of Registration Rights Agreement by and between Registrant and the investors in the November 2011 Private Placement Offering (1)

10.7	10.7	Assignment and Assumption Agreement dated September 21, 2011 between the Registrant and Visual Network Design, Inc., a Delaware corporation (1)

10.8	10.8	Escrow Agreement dated September 21, 2011 among the Registrant, Robert B. Ney, as indemnification representative, and Gottbetter & Partners, LLP, as escrow agent (1)

10.9	10.9	Offer of Employment for Robert B. Ney (1)

10.10	10.10	Offer of Employment for Emmett DeMoss (1)

10.11	10.11	Offer of Employment for Doug MacRae (1)

10.12	10.12	2011 Equity Incentive Plan (1)

10.13	10.13	Form of Lock-Up Agreement (1)

10.14	10.14	Exchange Agent Agreement dated September 21, 2011 by and between the Registrant and Broadridge Corporate Issuer Solutions, Inc. (1)

10.15	10.15	Finder’s Fee Agreement dated September 20, 2011 by and between the Registrant and INVX Peru S.A.C. (1)

10.16	10.16	Employment Agreement dated as of September 30, 2011 by and between the Registrant and Guy A. Archbold (7)

10.17	10.1	Consulting Agreement dated October 1, 2011 by and between the Registrant and Gottbetter Capital Markets, LLC (6)

10.18	10.18	Consulting Services Agreement dated November 25, 2011 by and between the Registrant and Paradigm Capital Holdings LLC (7)

10.19	10.19	Consulting Services Agreement dated November 25, 2011 by and between the Registrant and Navesink Capital Advisors, LLC (7)

10.20	10.20	Form of Subscription Agreement between the Registrant and the investors in the January 2012 Private Placement Offering (7)

10.21	10.21	Form of Registration Rights Agreement between the Registrant and the investors in the January 2012 Private Placement Offering (7)

10.22	10.22	Subscription Escrow Agreement dated December 1, 2011, by and among the Registrant, Gottbetter Capital Markets, LLC, and CSC Trust Company of Delaware, as amended on December 29, 2011 and January 9, 2012 (7)

Exhibit No.	SEC Report Reference No.	Description
10.23	10.23	Placement Agency Agreement dated as of December 1, 2011 by and between the Registrant and Gottbetter Capital Markets, LLC, as amended on December 15, 2011 and January 9, 2012 (7)

14.1	14.1	Code of Ethics (7)

21.1	21.1	List of Subsidiaries (1)

31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.DEF	*	XBRL Definition Linkbase Document

101.LAB	*	XBRL Label Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document

*	Filed/Furnished herewith.

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except if and to the extent that the Registrant specifically incorporates it by reference.

(1)	Filed with the Securities and Exchange Commission on September 27, 2011 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated September 21, 2011, which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on November 18, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1 (File Number 333-163172), which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on August 30, 2010 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated August 24, 2011, which exhibit is incorporated herein by reference.

(4)	Filed with the Securities and Exchange Commission on July 13, 2011 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated July 8, 2011, which exhibit is incorporated herein by reference.

(5)	Filed with the Securities and Exchange Commission on October 5, 2011 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated September 29, 2011, which exhibit is incorporated herein by reference.

(6)	Filed with the Securities and Exchange Commission on November 14, 2011 as an exhibit, numbered as indicated above, to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2011, which exhibit is incorporated herein by reference.

(7)	Filed with the Securities and Exchange Commission on January 17, 2012 as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1 (File No 333-179020), which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RACKWISE, INC.

Dated: March 30, 2012	By:	/s/ Guy A. Archbold
	Name:	Guy A. Archbold
	Title:	Chief Executive Officer

Dated: March 30, 2012	By:	/s/ Jeff Winzeler
	Name:	Jeff Winzeler
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy A. Archbold	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 30, 2012
Guy A. Archbold

/s/ Jeff Winzeler	Chief Financial Officer (Principal	March 30, 2012
Jeff Winzeler	Financial and Accounting Officer)

/s/ Edward Feighan	Director	March 30, 2012
Edward Feighan

/s/ Michael Feinberg	Director	March 30, 2012
Michael Feinberg

/s/ Sherman Henderson	Director	March 30, 2012
Sherman Henderson

/s/ Kenneth Spiegeland	Director	March 30, 2012
Kenneth Spiegeland

Rackwise, Inc. and Subsidiary
(Formerly Visual Network Design, Inc.)

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of

Rackwise, Inc. formerly Visual Network Design, Inc.

We have audited the accompanying consolidated balance sheets of Rackwise, Inc. and Subsidiary, formerly Visual Network Design, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rackwise, Inc. and subsidiary, formerly Visual Network Design, Inc., as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, at December 31, 2011, the Company has not achieved a sufficient level of revenues to support its business and has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

New York, NY

March 30, 2012

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Consolidated Balance Sheets

	December 31,
	2011	2010

Assets

Current Assets:
Cash	$613,443	$47,366
Accounts receivable, net of allowance for factoring fees of $3,582 and $160,551, respectively	212,950	1,044,999
Prepaid expenses and other current assets	73,564	39,053
Total Current Assets	899,957	1,131,418
Property and equipment, net	130,072	84,223
Intangible assets, net	162,452	198,126
Deposits and other assets	22,132	17,941
Total Assets	$1,214,613	$1,431,708

Liabilities and Stockholders' Deficiency
Current Liabilities:
Accounts payable	$1,072,716	$868,895
Accounts payable - related parties	3,090	282,237
Due to factor	179,145	946,790
Accrued expenses	1,443,053	587,347
Accrued issuable equity	1,560,030	—
Accrued interest - related parties	7,648	368,950
Current portion of notes payable, net of debt discount - related parties	50,000	2,764,741
Derivative liabilities - related parties	—	1,645,852
Current portion of capital lease obligations	3,815	7,074
Deferred revenues	525,333	903,158
Total Current Liabilities	4,844,830	8,375,044
Notes payable, non-current portion	—	100,000
Capital lease obligations, non-current portion	—	4,420
Deferred rent, non-current portion	21,650	24,423
Total Liabilities	4,866,480	8,503,887

Commitments and Contingencies
Stockholders' Deficiency:
Preferred stock, $0.0001 par value; authorized - 10,000,000 shares; issued and outstanding - none	—	—
Common stock, $0.0001 par value; authorized - 300,000,000 shares; issued and outstanding - 94,863,803 and 38,846,743 shares, respectively	9,487	3,885
Additional paid-in capital	30,225,066	18,117,348
Note receivable - stockholder	—	(187,717)
Accumulated deficit	(33,886,420)	(25,005,695)
Total Stockholders' Deficiency	(3,651,867)	(7,072,179)
Total Liabilities and Stockholders' Deficiency	$1,214,613	$1,431,708

 See Notes to these Consolidated Financial Statements

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Consolidated Statements of Operations

	For The Years Ended
	December 31,
	2011	2010
Revenues	$2,020,048	$2,608,809
Direct cost of revenues	216,682	362,768
Gross Profit	1,803,366	2,246,041
Operating Expenses
Sales and marketing	1,936,524	1,570,519
Research and development	1,057,768	948,636
Transaction expenses	1,264,688	–
General and administrative	5,653,656	2,219,481
Total Operating Expenses	9,912,636	4,738,636
Loss From Operations	(8,109,270)	(2,492,595)
Other Income (Expense)
Interest, net	(333,726)	(416,428)
Amortization of debt discount	(632,380)	(1,980,224)
Amortization of deferred financing costs	(347,632)	–
Gain on change in fair value of derivative liabilities	542,283	787,433
Other income	–	12,156
Total Other Expense	(771,455)	(1,597,063)
Net Loss	$(8,880,725)	$(4,089,658)
Net Loss Per Common Share - Basic and Diluted	$(0.17)	$(0.10)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	52,737,927	40,425,241

See Notes to these Consolidated Financial Statements

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Consolidated Statements of Changes in Stockholders’ Deficiency

For the Years Ended December 31, 2011 and 2010

			Additional	Note
	Common Stock		Paid-In	Receivable -	Accumulated
	Shares	Amount	Capital	Stockholder	Deficit	Total

Balance - December 31, 2009	38,781,354	$3,878	$17,765,194	$(187,717)	$(20,916,037)	$(3,334,682)

Conversion of accrued interest into shares of common stock	65,389	7	16,059			16,066

Warrants issued in connection with convertible notes			119,495			119,495

Stock-based compensation			216,600			216,600

Net loss					(4,089,658)	(4,089,658)
Balance - December 31, 2010	38,846,743	$3,885	$18,117,348	$(187,717)	$(25,005,695)	$(7,072,179)

Conversion of notes and accrued interest into shares of common stock	28,901,267	2,890	6,436,200	–	–	6,439,090

Exercise of warrants	1,609,747	161	2,884	–	–	3,045

Issuance of common stock and warrants - private placement, net	14,866,028	1,487	3,748,828	–	–	3,750,315

Reclassification of derivative liability to equity	–	–	1,133,186	–	–	1,133,186

Outstanding common stock of Rackwise, Inc. at the time of the exchange	10,000,018	1,000	(1,000)	–	–	–

Forgiveness of note receivable - stockholder	–	–	–	187,717	–	187,717

Warrants issued in connection with convertible notes	–	–	4,750	–	–	4,750

Stock-based compensation	640,000	64	782,870	–	–	782,934

Net loss	–	–	–	–	(8,880,725)	(8,880,725)
Balance - December 31, 2011	94,863,803	$9,487	$30,225,066	$–	$(33,886,420)	$(3,651,867)

See Notes to these Consolidated Financial Statements

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Consolidated Statements of Cash Flows

	For The Years Ended December 31,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(8,880,725)	$(4,089,658)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	53,348	60,540
Amortization of intangible assets	138,201	160,044
Stock-based compensation [2]	2,342,964	216,600
Forgiveness of note receivable - stockholder	187,717	–
Change in fair value of derivative liabilities	(542,283)	(787,433)
Amortization of debt discount	632,380	1,980,224
Amortization of deferred financing costs	347,632	–
Provision for factoring fees	(156,969)	71,210
Deferred rent	2,404	7,456
Changes in operating assets and liabilities:
Accounts receivable	989,018	(239,480)
Prepaid expenses and other current assets	(34,511)	26,886
Accounts payable	203,821	81,198
Accounts payable – related parties	(279,147)	242,237
Due to factor	(767,645)	199,902
Accrued expenses	850,529	370,725
Accrued interest	–	(3,516)
Accrued interest – related parties	327,054	348,160
Deferred revenues	(377,825)	202,622
Deposits and other assets	(4,191)	(2,788)
Total Adjustments	3,912,497	2,934,587
Net Cash Used in Operating Activities	(4,968,228)	(1,155,071)

Cash Flows From Investing Activities
Acquisition of property and equipment	(99,197)	(68,113)
Acquisition of intangible assets	(102,527)	(181,613)
Net Cash Used in Investing Activities	(201,724)	(249,726)

Cash Flows From Financing Activities
Proceeds from notes payable	2,337,980	1,653,757
Repayment of notes payable	–	(200,000)
Deferred financing costs	(347,632)	–
Proceeds from warrant exercise	3,045	–
Issuance of common stock and warrants, net [1]	3,750,315	–
Payment of capital lease obligations	(7,679)	(6,484)
Net Cash Provided by Financing Activities	5,736,029	1,447,273
Net Increase In Cash	566,077	42,476
Cash - Beginning	47,366	4,890
Cash - Ending	$613,443	$47,366

[1] Gross proceeds of $4,205,574, less issuance costs of $455,259.

[2] Includes accrued issuable equity of $1,560,030.

See Notes to these Consolidated Financial Statements

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Consolidated Statements of Cash Flows - Continued

	For The
	Years Ended December 31,
	2011	2010
Supplemental Disclosures of Cash Flow Information:
Non-cash financing activites:
Conversion of notes payable into shares of common stock	$5,750,757	$–
Conversion of accrued interest into shares of common stock	$688,356	$16,066
Reclassification of derivative liabilities into equity	$1,133,186	$–
Warrants issued in connection with convertible notes	$4,750	$119,495
Accrual of issuable equity	$1,560,030	$–

 See Notes to these Consolidated Financial Statements

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 1 – Organization and Operations

Organization and Operations

Rackwise, Inc., formerly Visual Network Design, Inc., and Subsidiary (collectively “Rackwise” or the “Company”), is headquartered in San Francisco, California with a software development and data center in Research Triangle, North Carolina. The Company creates Microsoft applications for network infrastructure administrators that provide for the modeling, planning, and documentation of data centers. The Company sells its applications in four primary products: Rackwise Standard Edition, Rackwise Enterprise Edition, Rackwise Data Center Manager and Rackwise Web edition.

On August 24, 2010, Cahaba Pharmaceuticals, Inc., a Nevada corporation formed on August 20, 2010 (“Cahaba”) merged with MIB Digital, Inc., a Florida public corporation formed on September 23, 2009. Cahaba was the survivor in the merger and the principal purpose of the merger was to change the domicile of the company from Florida to Nevada. On July 8, 2011, Cahaba merged with Visual Network Design, Inc., a Nevada corporation. Cahaba was the survivor in the merger, but changed its name in the merger to Visual Network Design, Inc. (“Visual”).  On September 29, 2011, Visual merged with Rackwise, Inc., a Nevada corporation formed on September 28, 2011. Visual Network Design, Inc. was the survivor in the merger, but changed its name in the merger to Rackwise, Inc. The sole purpose of the Cahaba to Visual and Visual to Rackwise mergers was to change the company’s name.

Reverse Merger

On September 21, 2011, the predecessor to Rackwise, Inc. and its wholly-owned subsidiary executed a reverse merger agreement (the “Merger Agreement”) with an operating company (Visual Network Design, Inc. d/b/a Rackwise was incorporated in Delaware on January 8, 2003). Pursuant to the Merger Agreement and following the first closing of the First Private Offering (see Note 13 - Equity – Private Offerings – First Private Offering), the stockholders of the operating company received an aggregate of 72.7% of the common stock of the Company as a result of converting each share of common stock of the operating company for (1) approximately 1.27 shares of common stock in the Company (the “Merger Shares”); and (2) approximately 1.27 warrants, each to purchase one-half share of common stock in the Company (the “Merger Warrants”).

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

The Merger Warrants are exercisable for a period of five years at an exercise price of $0.625 per full share of common stock and are identical to the Investor Warrants (see Note 13 - Equity – Private Offerings – First Private Offering) in all material respects except that (i) the resale of the common stock underlying them is not covered by a registration statement; (ii) the Company may redeem the Merger Warrants only if they are eligible to be exercised on a cashless basis; and (iii) they are only exercisable on a cashless basis in connection with a redemption of the Merger Warrants and only commencing one year after the September 27, 2011 filing of the Current Report on Form 8-K with the SEC regarding the reverse merger.

For financial reporting purposes, the reverse merger represented a capital transaction of the operating company rather than a business combination, because the sellers of the operating company controlled the combined company immediately following the completion of the transaction. The operating company was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of the operating company.  Accordingly, the assets and liabilities and the historical operations that are reflected in the financial statements are those of the operating company and were recorded at the historical cost basis of the operating company. The public holding company had no assets, liabilities or results of operations as of the date of the acquisition.  The number of shares issued and outstanding, additional paid-in capital and all references to share quantities of the Company in these notes have been retroactively adjusted to reflect the equivalent number of shares issued by the Company in the reverse merger, while the operating company’s historical equity is being carried forward. All costs attributable to the reverse merger were expensed as transaction costs.

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 2 - Significant Accounting Policies

Liquidity, Going Concern and Management’s Plans

The Company, inclusive of the operating company, has incurred substantial recurring losses since its inception. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company had available cash of approximately $613,000 at December 31, 2011. During the years ended December 31, 2011 and 2010, the Company used cash in operating activities of approximately $4,968,000 and $1,155,000, respectively. The Company’s working capital deficiency was approximately $3,945,000 as of December 31, 2011. The Company’s accumulated deficit and stockholders’ deficiency at December 31, 2011 was approximately $33,886,000 and $3,652,000, respectively.

Subsequent to December 31, 2011, the Company sold additional common stock and warrants for $1,633,750 of aggregate gross proceeds in the continuing Second Private Offering (see Note 16 – Subsequent Events – Second Private Offering). This capital will be utilized to fund (1) $180,000 - $240,000 per annum of recurring legal and accounting expenses as a result of being a public company; and (2) the Company’s existing operating deficits while an investment is made in the sales, research and development and support functions, which management believes will enable the Company to broaden product line(s) and enhance marketing efforts to increase revenues and eventually generate operating surpluses.  The Company believes it will be successful in these efforts; however, there can be no assurance the Company will meet its revenues forecasts or, if necessary, be successful in raising additional debt or equity financing to fund its operations on terms agreeable to the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

Principles of Consolidation

The balance sheets, results of operations and cash flows of the Company and its wholly-owned subsidiary have been included in its consolidated financial statements. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and reported amounts of revenues and expenses in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are stock-based compensation, the useful lives of fixed assets and intangibles, depreciation and amortization, the allowances for factoring fees and income taxes, and the fair value of derivative liabilities and warrants.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the date of acquisition to be cash equivalents. There are no cash equivalents as of December 31, 2011 and 2010.

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 2 - Significant Accounting Policies – Continued

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. At the time accounts receivable are originated, the Company considers a reserve for doubtful accounts based on the creditworthiness of customers.  The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses.   The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis.  During the years ended December 31, 2011 and 2010, the Company’s losses from bad debts were not material. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued expenses and deferred revenue, approximated fair value as of the balance sheet date presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the financing arrangements issued approximate fair value as of the balance sheet date presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates, anti-dilution protection and associated warrants.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the applicable assets ranging from three to five years. Expenditures for maintenance and repairs that do not improve or extend the expected lives of the assets are expensed to operations, while expenditures for major upgrades to existing items are capitalized. Upon retirement or other disposition of these assets, the costs and related accumulated depreciation and amortization of these assets are removed from the accounts and the resulting gains or losses are reflected in the consolidated results of operations.

Accounting for Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 360, which requires recognition of impairment of long-lived assets in the event an indication of impairment exists and the net book value of such assets exceeds the expected future net cash flows attributable to such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less the cost to sell. As of December 31, 2011, management does not believe there has been any impairment of long-lived assets.

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

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 2 - Significant Accounting Policies – Continued

Concentration of Credit Risk and Customers

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

Revenues derived from customers in the United Kingdom denominated in U.S. dollars were approximately $68,000 and $208,000 during the years ended December 31, 2011 and 2010, respectively. Revenues derived from customers in Austria denominated in U.S. dollars were approximately $27,000 and $15,000 during the years ended December 31, 2011 and 2010, respectively. Revenues derived from customers in Australia denominated in U.S. dollars were approximately $39,000 and $44,000 during the years ended December 31, 2011 and 2010, respectively. Revenues derived from customers in Canada denominated in U.S. dollars were approximately $10,000 and $64,000 during the years ended December 31, 2011 and 2010, respectively. All remaining revenues were derived from customers in the United States of America. All of the Company’s long-lived assets are located in the United States of America. No customer exceeded 10% of revenues during the years ended December 31, 2011 and 2010.

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs were amortized using the straight-line method over the shorter of (a) the term of the related debt or (b) the expected conversion date of the debt into equity instruments, which approximates the effective interest method. The deferred financing costs were written off upon conversion of the Convertible Bridge Notes on September 21, 2011.

Capitalized Software Development Costs

The Company capitalizes software development costs in accordance with FASB issued ASC Topic 985 “Software”. Capitalization of software development costs begins upon the determination of technological feasibility. The determination of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. Historically, software development costs incurred subsequent to the establishment of technological feasibility have not been material.

Revenue Recognition

In accordance with ASC topic 985-605, “Software Revenue Recognition,” perpetual license revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs after a license key has been delivered electronically to the customer. The Company’s perpetual license agreements do not (a) provide for a right of return, (b) contain acceptance clauses or (c) contain refund provisions.

In the case of the Company’s (a) subscription-based licenses, and (b) maintenance arrangements, when sold separately, revenues are recognized ratably over the service period. The Company defers revenue for software license and maintenance agreements when cash has been received from the customer and the agreement does not qualify for recognition under ASC Topic 985-605.  Such amounts are reflected as deferred revenues in the accompanying financial statements.  The Company’s subscription license agreements do not (a) provide for a right of return, (b) contain acceptance clauses or (c) contain refund provisions.

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

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 2 - Significant Accounting Policies – Continued

Revenue Recognition – Continued

For software arrangements with multiple elements, which in its case are comprised of (1) licensing fees, (2) professional services, and (3) maintenance/support, revenue is recognized dependent upon whether vendor specific objective evidence (“VSOE”) of fair value exists for separating each of the elements. Licensing rights are generally delivered at time of invoice, professional services are delivered within one to six months and maintenance is for a twelve month contract.  Accordingly, licensing revenues are recognized upon invoice, professional services are recognized when all services have been delivered and maintenance revenue is amortized over a twelve month period. The Company determined that VSOE exists for both the delivered and undelivered elements of its multiple-element arrangements.  The Company limits its assessment of fair value to either (a) the price charged when the same element is sold separately or (b) the price established by management having the relevant authority. There may be cases, however, in which there is objective and reliable evidence of fair value of the undelivered item(s) but no such evidence for the delivered item(s). In those cases, the selling price method is used to allocate the arrangement consideration, if all other revenue recognition criteria are met. Under the selling price method, the amount of consideration allocated to the delivered item(s) is calculated based on estimated selling prices.

The Company manages the business as a single segment, but it has revenues from multiple sources.  Management does not segregate the direct cost of revenue by the revenue source.

	For The Years Ended
	December 31,
	2011	2010
Licensing	$587,059	$1,139,846
Subscription	339,690	394,164
Maintenance	1,037,859	852,885
Professional services	55,440	221,914
Total revenues	$2,020,048	$2,608,809

Intangible Assets

All of the Company’s intangible assets consist of shapes acquired from a graphics designer for the Company’s database library that are schematics of specific computer equipment. These shapes are utilized in the Company’s software with multiple customers in order to enable them to visualize and differentiate the specific computer equipment in their overall network. For example, the Company’s software’s graphical user interface displays a unique shape for each make and model of computer server. Intangible assets are recorded at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of 2.5 years.

Research and Development Costs

Research and development costs are charged to operations as incurred and consist primarily of salaries, consulting services and other direct expenses.

Advertising Costs

The Company expenses advertising costs to operations as incurred. For the years ended December 31, 2011 and 2010, such costs were not material.

Debt Discount and Amortization of Debt Discount

Debt discount represents the fair value of embedded conversion options of various convertible debt instruments and attached convertible equity instruments issued in connection with debt instruments. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of other expenses in the accompanying statements of operations.

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 2 - Significant Accounting Policies – Continued

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. No interest and penalties were recorded during the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and December 31, 2010, no liability for unrecognized tax benefits was required to be reported.

Stock-Based Compensation

The Company has an equity plan which allows for the granting of stock options to its employees, directors and consultants for a fixed number of shares with an exercise price equal to the fair value of the shares at date of grant. The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Since the shares underlying the Company’s equity are not currently registered, the fair value of the Company’s restricted equity instruments was estimated based on historical observations of cash prices paid for the Company's restricted common stock.

Stock-based compensation for directors is reflected in general and administrative expenses in the consolidated statements of operations. Stock-based compensation for employees and consultants could be reflected in (a) sales and marketing expenses; (b) research and development expenses; or (c) general and administrative expenses in the consolidated statements of operations.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2011 presentation. These reclassifications have no impact on previously reported net loss.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding for the year ended December 31, 2011 (1) includes the weighted average underlying shares exercisable with respect to the 1,609,747 warrants exercisable at prices of $0.01 per share or less prior to the reverse merger; and (2) excludes the weighted average impact of the 3,000,000 escrowed shares. Weighted average shares outstanding for the year ended December 31, 2010 includes the weighted average underlying shares exercisable with respect to the 1,609,747 warrants exercisable at prices of $0.01 per share or less. In accordance with the accounting literature, (1) the Company has given effect to the issuance of these warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration; and (2) the Company has excluded the impact of the escrowed shares because they are contingently returnable. Diluted net loss per common share adjusts basic net loss per common share for the effects of potentially dilutive financial instruments, only in the periods in which such effects exist and are dilutive. At December 31, 2011, outstanding stock warrants to purchase 48,362,014 shares of common stock were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive. At December 31, 2010, outstanding stock options and warrants to purchase 14,400,392 and 11,839,097 shares of common stock, respectively, were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive.

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 2 - Significant Accounting Policies – Continued

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820). This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. The guidance provided by this update becomes effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance provided by this update becomes effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

Note 3 - Property and Equipment

Property and equipment consists of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
Computer and office equipment	$314,483	$220,362
Furniture and fixtures	12,835	12,835
Computer software	60,439	55,363
	387,757	288,560
Less: Accumulated depreciation	257,685	204,337

Property and equipment, net	$130,072	$84,223

The depreciation expense recorded was $53,348 and $60,540 for the years ended December 31, 2011 and 2010, respectively. The Company leases equipment of approximately $31,500 pursuant to a capital lease and such equipment was fully depreciated as of December 31, 2011 and 2010.

Note 4 - Intangible Assets

Intangible assets consisted of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
Computer equipment schematics	$1,741,754	$1,639,226
Less: Accumulated amortization	1,579,302	1,441,100
Intangible assets, net	$162,452	$198,126

All of the Company’s intangible assets consist of shapes acquired from a graphics designer for the Company’s database library that are schematics of specific computer equipment. These shapes are utilized in the Company’s software with multiple customers in order to enable them to visualize and differentiate the specific computer equipment in their overall network. For example, the Company’s software’s graphical user interface displays a unique shape for each make and model of computer server.

The amortization expense for the years ended December 31, 2011 and 2010 was $138,201 and $160,044, respectively. As of December 31, 2011, the average remaining amortization period was 19 months. Future amortization expense of intangible assets is expected to be approximately $107,000 for 2012, $43,000 for 2013 and $12,000 for 2014. No amortization expense is expected to be recognized after 2014 related to intangible assets existing as of December 31, 2011.

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 5 - Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2011	2010
Accrued commissions	$164,123	$27,890
Accrued payroll	328,942	95,067
Accrued payroll taxes(1)	537,289	297,622
Accrued vacation	150,207	134,251
Accrued professional fees	262,492	32,517

Total accrued expenses	$1,443,053	$587,347

(1)   Includes accrual for interest and penalties.

Accrued expenses include liabilities for unpaid payroll taxes along with an estimate of related interest and penalties. In 2011, the IRS placed Federal tax liens aggregating approximately $502,000 against the Company in connection with these unpaid payroll taxes. The Company is currently in discussions with the IRS to implement an installment payment plan.

Note 6 – Note Receivable – Stockholder

The Company held a note receivable from a stockholder for $187,717 as of December 31, 2010, that earned interest at 3.25% per annum. During 2008, the stockholder exercised options to purchase shares of the Company’s common stock. Upon exercise of the options, the stockholder signed a note in favor of the Company for $187,717 to satisfy the exercise price obligation. The note was scheduled to mature on the earlier of December 2013 or upon the sale of the shares by the stockholder. As the loan was used to fund the purchase of Company equity, the related receivable has been classified as a reduction of equity. The interest income for the years ended December 31, 2011 and 2010 was negligible.

On July 29, 2011, the Company’s board of directors approved that, immediately prior to, and conditioned upon the effectiveness of the reverse merger, the note receivable of $187,717 from a stockholder of the Company was written-off after being forgiven by the Company and charged to general and administrative expenses in the consolidated statements of operations along with a special bonus of approximately $143,000 to cover taxes associated with income to the stockholder from the forgiveness of the note.

Note 7 – Capital Lease Obligation

The Company leases equipment under a capital lease obligation. Future minimum payments required under the lease are as follows:

Years ending December 31:
2012	$4,550
4,550
Less: amount representing interest	735
3,815
Less: Current portion of capital lease obligation	3,815
Non-current portion of capital lease obligation	$–

Interest expense associated with the capital lease obligation was negligible during the years ended December 31, 2011 and 2010, respectively.

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 8 – Notes Payable

In April 2009, the Company issued a $100,000 convertible note payable bearing interest at a rate of 10% per annum which was due in April 2014. The note was secured in accordance with the terms of a security agreement, whereby the note holder had a security interest in the assets of the Company. Accrued interest on the note was payable in shares of common stock for the first two years and accordingly, accrued interest for the years ended December 31, 2011 and 2010 of $2,500 and $10,000, respectively, was converted into 9,924 and 40,700 shares of common stock, respectively. Interest accrued but not converted into shares of common stock for the year ended December 31, 2011 was $2,500. The note is convertible at the option of the holder into a unit, consisting of one share of common stock and a two-year warrant to purchase one-half share of common stock of the Company at an exercise price equal to the effective per-share price of the conversion. The Company calculated the fair value of the embedded conversion option using the binomial lattice options pricing model on the date of issuance and the value of the conversion option was deemed to be immaterial. On September 21, 2011, just prior to the reverse merger, this non-bridge note and the related accrued interest was converted into equity. See Note 13, Equity – Conversion of Non-Bridge Notes, for additional details.

During the year ended December 31, 2011, the Company issued $2,275,000 of Convertible Bridge Notes to third parties which matured between October 2011 and February 2012. The Convertible Bridge Notes bore interest at 10% per annum. The Convertible Bridge Notes were secured in accordance with the terms of a security agreement, whereby the note holders had a security interest in all of the equipment, inventory and goods owned by the Company. On September 21, 2011, upon the closing of the reverse merger, all amounts due plus the aggregate accrued interest on these Convertible Bridge Notes converted into units of the public company at $0.25 per unit. A unit consisted of one share of common stock of the public company and an immediately-vested, five-year warrant to purchase half of a share of common stock of the public company at a price of $0.625 per share. See Note 13, Equity – Private Offerings – First Private Offering, for additional details.

Note 9 – Notes Payable – Related Parties

As of December 31, 2011 and December 31, 2010, the Company had the following notes payable outstanding with its related parties:

	December 31,
	2011	2010

Various 12% convertible notes payable to a related party, due various dates 12 months after issuance - (A)	$–	$3,070,520

Various 12% convertible notes payable to a related party, due various dates 12 months after issuance - (B)	–	182,237

12% convertible note payable to a related party, due August 15, 2011 - (C)	–	60,000

5% note payable to a stockholder, due June 10, 2008, the note was in default at December 31, 2011 and 2010 - (D)	50,000	50,000

	50,000	3,362,757

Less : Deferred debt discount	–	(598,016)

Notes payable - related parties	$50,000	$2,764,741

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 9 – Notes Payable – Related Parties – Continued

(A)	In August of 2009, the Company entered into an agreement (the “Borrowing Agreement”) with a related party to borrow funds at various intervals under terms specified in such Borrowing Agreement. The funds borrowed under the Borrowing Agreement were convertible at the option of the holder into units of the Company’s securities at the lesser of (i) $0.252 per unit or (ii) 80% of the purchase price per share of common stock in the first equity or convertible debt financing of the Company of not less than $500,000 in aggregate proceeds. A unit consisted of one share of the Company’s common stock and one two-year warrant to purchase one share of common stock at an exercise price of $0.252. In connection with the issuance of the notes, the Company also granted a five-year warrant to purchase 333 shares of the Company’s common stock at an exercise price of $0.252 per share for each $1,000 of principal amount. During the years ended December 31, 2011 and 2010, the Company obtained new funds covered by that Borrowing Agreement for an aggregate borrowing of $60,000 and $1,550,520, respectively. The notes bore interest at 12% per annum and were originally due 12 months from the respective dates of the issuance. The notes were secured in accordance with the terms of a security agreement, whereby the note holder has a security interest in the assets of the Company. Accrued interest on the notes as of December 31, 2011 and 2010 was $0 and $316,097, respectively.

The conversion price of the notes was not fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the notes on the date of issuance were valued using the binomial lattice options pricing model and recorded as derivative liabilities (see Note 10, Derivative Liabilities – Related Parties). The fair value of the conversion options and five-year warrants issued in connection with the notes on the date of issuance aggregated $2,618,202, and were recorded as debt discount. The debt discount was amortized through the term of the notes. During the year ended December 31, 2011, the Company issued five-year warrants to purchase an aggregate of 25,327 shares of the Company’s common stock at an exercise price of $0.252 per share. Upon conversion of these notes, the Company was obligated to issue two-year warrants to purchase an aggregate of 12,427,308 shares of the Company’s common stock at an exercise price of $0.252 per share.

(B)	Another related party also received convertible notes and warrants pursuant to the Borrowing Agreement and certain other note agreements. In accordance with these agreements, the Company issued convertible notes equivalent to 5% of the face amount of the convertible notes described in paragraph (A) above and other convertible notes. During the years ended December 31, 2011 and 2010, an aggregate of $3,000 and $103,237 of notes payable had been issued in conjunction with these agreements. These notes were convertible and bore interest as described in paragraph (A) above. Accrued interest on the notes as of December 31, 2011 and 2010 was $0 and $39,454, respectively.

The conversion price of the notes is not fixed and determinable on the date of issuance and as such in accordance with ASC 815, the embedded conversion option of the notes on the date of issuance was valued using binomial lattice options pricing model and recorded as derivative liabilities (see Note 10, Derivative Liabilities – Related Parties). The aggregate relative fair value of the conversion options and five-year warrants issued in connection with the notes on the date of issuance was $185,237 in the aggregate and was recorded as debt discount. The debt discount was amortized through the term of the note. During the year ended December 31, 2011, the Company issued five-year warrants to purchase an aggregate of 25,327 shares of the Company’s common stock at an exercise price of $0.252 per share. Upon conversion of these notes, the Company was obligated to issue two-year warrants to purchase an aggregate of 638,377 shares of the Company’s common stock at an exercise price of $0.252 per share.

(C)	In August 2009, the Company entered into a $60,000 convertible note with a related party under the same agreement referred to above. The note bears interest at a rate of 12% per annum and was originally due in September 2009, which was further extended through August 15, 2011. Accrued interest on the note as of December 31, 2010 and 2009 was $8,250 and $2,250, respectively. The note was convertible at the option of holder into a unit of the Company’s securities at the lesser of (i) $0.319 per unit or (ii) 80% of the purchase price of a share of common stock in the first equity or convertible debt financing of the Company of not less than $500,000 in aggregate proceeds. A unit consists of one share of the Company’s common stock and one two-year warrant to purchase one share of common stock at an exercise price of $0.319.

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 9 – Notes Payable – Related Parties – Continued

The conversion price of the note is not fixed and determinable on the date of issuance and as such, in accordance with ASC 815, the embedded conversion option of the notes on the date of issuance was valued using the binomial lattice options pricing model. The value of the embedded conversion option and the fair value of the five year warrant issued in connection with the notes were deemed immaterial on the date of issuance. During the year ended December 31, 2009, the Company issued five-year warrants to purchase an aggregate of 20,000 shares of common stock at an exercise price of $0.319 per share. Upon conversion of this note the Company is obligated to issue a two-year warrant to purchase an aggregate of 188,088 shares of common stock at an exercise price of $0.319 per share.

(D)	In December 2003, the Company issued a $50,000 note payable to a stockholder. The note bears interest at a rate of 5% per annum and was due in August 2008. At December 31, 2010 and 2009, the balance outstanding was $50,000. The note was in default at December 31, 2010 and 2009. Accrued interest related to the note for the years ended December 31, 2010 and 2009 was $5,147 and $2,647, respectively, which is included in accrued interest in the accompanying balance sheet.

During the years ended December 31, 2011 and 2010, the Company recorded aggregate amortization of debt discount of $632,380 and $1,980,224, respectively. At December 31, 2011 and 2010, the outstanding balance of the unamortized debt discount was $0 and $598,016, respectively.

On September 21, 2011, just prior to the reverse merger, all of the convertible notes, plus the related accrued interest, were converted into equity. See Note 13, Equity – Conversion of Non-Bridge Notes, for additional details.

Note 10 – Derivative Liabilities – Related Parties

In accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity's Own Equity”, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has determined that embedded conversion options of various notes payable which do not have fixed settlement provisions and accordingly are not indexed to its own stock, are deemed to be derivative liabilities. The embedded conversion options of the various notes issued by the Company do not have fixed settlement provisions as the conversion and exercise prices are not fixed and determinable on the date of issuance. In accordance with ASC Topic 718, “Stock Compensation” (“ASC 718”), the conversion options of the notes were bifurcated from their respective host contracts and recognized as derivative liabilities. The warrants issued in connection with the notes payable were not deemed to be derivative liabilities because they have a fixed settlement provision. The fair values of these derivative liabilities are re-measured at the end of every reporting period with the change in value reported in the statement of operations.

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 10 – Derivative Liabilities – Related Parties – Continued

The fair values of the embedded conversion options, which are associated with notes payable issued to related parties, were measured using the binomial lattice options pricing model with the following assumptions:

	For The Years Ended
	December 31,
	2011	2010
Note payable (Group 1)
Risk free rate	0.10% - 0.17%	0.19%
Expected volatility	65% - 70%	65%
Expected life (in years)	0.13 - 0.38	0.63
Expected dividend yield	0%	0%

Note payable (Group 2)
Risk free rate	0.10% - 0.17%	0.19%
Expected volatility	65% - 70%	65%
Expected life (in years)	0.13 - 0.38	0.63
Expected dividend yield	0%	0%

Note payable (Group 3)
Risk free rate	0.10% - 0.17%	0.19%
Expected volatility	65% - 70%	65%
Expected life (in years)	0.13 - 0.38	0.63
Expected dividend yield	0%	0%

Note payable (Group 4)
Risk free rate	0.10% - 0.17%	0.19%
Expected volatility	65% - 70%	65%
Expected life (in years)	0.13 - 0.38	0.63
Expected dividend yield	0%	0%

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

On September 21, 2011, immediately prior to, and conditioned upon the effectiveness of the reverse merger, all of the outstanding non-bridge convertible notes and the related accrued interest converted into equity. See Note 13, Equity – Conversion of Non-Bridge Notes, for additional details. At September 21, 2011 and December 31, 2010, the derivative liability associated with the embedded conversion options of notes issued to related parties was revalued at $1,133,186 and $1,645,852, respectively. On September 21, 2011, the derivative liability balance of $1,133,186 was reclassified to equity. The gain on change in fair value of derivative liabilities, included in other income in the accompanying statements of operations was $542,283 and $787,433 for the years ended December 31, 2011 and 2010, respectively.

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 11 – Fair Value Measures

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2011 and December 31, 2010, respectively:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Derivative liabilities:
December 31, 2011	$–	$–	$–	$–
December 31, 2010	$–	$–	$1,645,852	$1,645,852

The derivative liabilities are measured at fair value using the binomial lattice options pricing model and are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during the years ended December 31, 2011 and 2010 (see Note 10, Derivative Liabilities – Related Parties).

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For The Years Ended
	December 31,
	2011	2010

Fair value, beginning of period	$1,645,852	$1,328,784
Derivative liabilities recorded during the period	29,617	1,104,501
Reclassification of derivative liability to equity	(1,133,186)	–
Net unrealized (gain) loss on derivative financial instruments	(542,283)	(787,433)
Fair value, end of period	$–	$1,645,852

Note 12 – Income Taxes

The Company files tax returns in U.S. Federal, state and local jurisdictions, including California and North Carolina, and has tax returns subject to examination by tax authorities beginning in the year ended December 31, 2008.

The income tax provision (benefit) consists of the following:

	For The Years Ended
	December 31,
	2011	2010
Federal
Current	$–	$–
Deferred	(1,655,911)	(1,194,485)

State and local
Current	–	–
Deferred	(292,220)	(210,791)
	(1,948,131)	(1,405,276)
Change in valuation allowance	1,948,131	1,405,276
Income tax provision (benefit)	$–	$–

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 12 – Income Taxes – Continued

For the periods ended December 31, 2011 and December 31, 2010, the expected tax expense (benefit) based on the statutory rate is reconciled with the actual tax expense (benefit) as follows:

	For The Years Ended
	December 31,
	2011	2010
US federal statutory rate	(34.0%)	(34.0%)
State income tax, net of federal benefits	(6.0%)	(6.0%)
Permanent differences
Fines and penalties	0.4%	0.0%
Stock based compensation	3.4%	0.0%
Merger expenses	5.7%	0.0%
Reclassification of derivative liability to equity	5.1%	0.0%
Other	3.5%	0.0%
Change in valuation allowance	21.9%	40.0%

Income tax provision (benefit)	0.0%	0.0%

As of December 31, 2011 and December 31, 2010, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	For The Years Ended
	December 31,
	2011	2010
Net operating loss	$6,828,982	$4,748,894
Stock based compensation	788,508	213,072
Fixed assets	5,482	3,751
Intangible assets	82,830	49,894
Debt discount on warrants	–	534,084
Mark-to-market of conversion options	–	429,397
Accrued vacation	60,083	53,700

Total deferred tax assets	7,765,885	6,032,792

Valuation allowance	(7,765,885)	(5,817,754)

Deferred tax asset, net of allowance	–	215,038

Deferred tax liability,
amortization of conversion option	–	(215,038)

Net deferred tax assets (liabilities)	$–	$–

For the years ended December 31, 2011 and December 31, 2010, the Company had approximately $17,072,000 and $11,872,000 of federal and state net operating loss carryovers which begin to expire in 2023. These net operating loss carryovers are subject to limitation under Section 382 of the Internal Revenue Code when there is a greater than 50% ownership change, as determined under the regulations. Based on the Company’s analysis, there was a change of control in June 2009, and we have determined that due to the annual limitation under Section 382, $7,330,420 of net operating losses will expire unused. Therefore, we have reduced the related deferred tax asset for net operating loss carryovers by $2,932,168 in the year ended December 31, 2009.

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 12 – Income Taxes – Continued

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the net deferred tax assets for each period, since it is more likely than not that all of the deferred tax assets will not be realized. The increase in the valuation allowance for the years ended December 31, 2011 and 2010 was $1,948,131 and $1,405,276, respectively.

Note 13 – Equity

Authorized Capital

Effective with the Reverse Merger on September 21, 2011 (see Note 1 – Organization and Operations – Reverse Merger), the Company’s authorized capital became as follows:

The Company is authorized to issue up to 300,000,000 shares of common stock, which has a par value of $0.0001 per share. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of common stock that are present in person or represented by proxy. Except as otherwise provided by law, amendments to the articles of incorporation generally must be approved by a majority of the votes entitled to be cast by the holders of all outstanding shares of common stock. The amended and restated articles of incorporation do not provide for cumulative voting in the election of directors. The common stock holders will be entitled to such cash dividends as may be declared from time to time by the Board from funds available. Upon liquidation, dissolution or winding up of the Company, the common stock holders will be entitled to receive pro rata all assets available for distribution to such holders, subject to the rights of holders of preferred stock, if any.

The Company is authorized to issue 10,000,000 shares of blank check preferred stock, which has a par value of $0.0001 per share.

Consulting Agreements

On August 21, 2011, the Company entered into a three-month agreement for public relations and financial communications services. In consideration of services to be rendered, the Company agreed to pay $15,000 in cash per month in advance, for an aggregate of $45,000, and, subject to the consummation of the reverse merger, to issue 70,000 shares of vested Company common stock per month, for an aggregate of 210,000 shares, of which, 70,000 shares remained unissued as of December 31, 2011. Accordingly, the Company has accrued the equity issuance liability of $15,960. The Company valued the shares and recorded the full value of shares and cash payments as consulting expense at each issuance date. For the year ended December 31, 2011, the Company recorded stock-based compensation expense of $47,880, included in general and administrative expenses in the accompanying statements of operations.

On December 19, 2011, the Company renewed the above agreement for public relations and financial communications services for an additional three-month term. In consideration of services to be rendered, the Company agreed to pay $7,500 in cash per month in advance, for an aggregate of $22,500, and to issue 25,000 shares of vested Company common stock per month, for an aggregate of 75,000 shares. On February 3, 2012, the Company terminated this agreement for non-performance. No shares were issued and no stock-based compensation expense was recorded related to this renewal agreement.

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 13 – Equity – Continued

Consulting Agreements – Continued

On November 16, 2011, the Company entered into a twelve-month agreement for investor relations services. In consideration of services to be rendered, the Company agreed to pay $6,000 in cash per month in advance, for an aggregate of $72,000, and to immediately issue 500,000 shares of vested Company common stock, plus an additional 500,000 shares of common stock at the six month anniversary of the agreement. The Company valued the shares and recorded the full value of issued shares and cash payments as consulting expense at the issuance date. For the year ended December 31, 2011, the Company recorded stock-based compensation expense of $114,000 (value of the first 500,000 shares), included in general and administrative expenses in the accompanying statements of operations. On January 11, 2012, the Company terminated this agreement.  On January 16, 2012, the Company entered into a settlement agreement whereby the consultant agreed to return 250,000 shares of common stock to the Company for cancellation.

On November 30, 2011, the Company entered into a six-month agreement for investor relations services. In consideration of services to be rendered, the Company agreed to pay a minimum of $7,000 in cash per month in advance (subject to supplemental performance-based bonuses), for an aggregate of $42,000, and to immediately issue 75,000 shares of vested Company common stock, of which, 75,000 shares remained unissued as of December 31, 2011. Accordingly, the Company has accrued the equity issuance liability of $17,100. The Company valued the shares and recorded the full value as consulting expense at the issuance date. For the year ended December 31, 2011, the Company recorded stock-based compensation expense of $17,100, included in general and administrative expenses in the accompanying statements of operations.

Conversion of Non-Bridge Notes

On September 21, 2011, immediately prior to, and conditioned upon the effectiveness of the reverse merger, $3,475,757 face value of the outstanding non-bridge convertible notes, plus aggregate accrued interest of $623,362, converted into shares of the operating company’s common stock, which were ultimately exchanged for an aggregate of 19,533,586 shares of the Company’s common stock, plus immediately-vested, five-year Merger Warrants to purchase 9,766,793 shares of common stock at an exercise price of $0.625 per share, pursuant to the terms of the Merger Agreement. The noteholders waived their rights to two-year warrants in the operating company in favor of the Merger Warrants. See Note 1 - Organization and Operations – Reverse Merger.

Private Offerings

First Private Offering

In July 2011, the public company commenced a private offering (the “First Private Offering”) pursuant to which, on September 21, 2011, the Company had an initial closing on the sale of investor units (“Units”), at a price of $0.25 per Unit. The initial closing on the sale of Units included the conversion of $2,275,000 of principal, plus $64,438 of accrued interest, from the Convertible Bridge Notes previously received by the Company between April 2011 and August 2011. Inclusive of the conversion of the Convertible Bridge Notes, between September 2011 and November 2011, the First Private Offering raised an aggregate of $4,739,300 net proceeds ($5,077,812 gross proceeds reduced by $338,512 of offering costs). Each Unit consisted of one share of common stock (deemed to represent $0.022 of the per Unit cost) and a warrant to purchase one-half share of the Company’s common stock (deemed to represent $0.228 of the per Unit cost) (the “Investor Warrants”), such that 20,311,252 shares of common stock and Investor Warrants to purchase 10,155,627 shares of the Company’s common stock were issued.

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

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 13 – Equity – Continued

Private Offerings – Continued

First Private Offering – Continued

The Investor Warrants, at the option of the holder, may be exercised by cash payment of the exercise price to the Company. Alternatively, the Investor Warrants may be exercised on a cashless basis commencing one year after the September 27, 2011 filing of the Current Report on Form 8-K with the SEC regarding the reverse merger if no registration statement registering the shares underlying the investor warrants is then in effect. The exercise price and number of shares of common stock issuable on exercise of the investor warrants may be adjusted in certain circumstances including stock splits, stock dividends, and future issuances of the Company’s equity securities without consideration or for consideration per share less than $0.25 (as specified in the warrant agreement).

The placement agent for the First Private Offering received a cash commission of 10% of the funds raised from investors in the offering that were directly attributable to the placement agent. In addition, the placement agent received five-year warrants to purchase shares of the Company’s common stock equal to 10% of the Units sold to investors in the First Private Offering (the “Broker Warrants”). As a result of the foregoing arrangement, the placement agent (1) was paid cash commissions of $150,500; (2) was reimbursed for certain out-of-pocket expenses; and (3) was issued five-year Broker Warrants to purchase 602,000 shares of the Company’s common stock. In addition, the placement agent acted as a finder in connection with the Convertible Bridge Note financing. In such capacity, it earned a fee of $2,500 related to the issuance of a $25,000 Convertible Bridge Note, plus a warrant, which was converted upon the initial closing of the First Private Offering into a warrant to purchase up to 10,000 shares of the public company common stock.

The Broker Warrants are identical to the Investor Warrants in all material respects except that (i) the resale of the common stock underlying them is not covered by a registration statement; and (ii) they have an exercise price of $0.25 per share of common stock.

On September 21, 2011, the Company executed a registration rights agreement, whereby the Company committed to file a registration statement covering the resale of the common stock underlying the Units sold or to be sold in the First Private Offering and the common stock that is issuable upon exercise of the Investor Warrants (but not the common stock that is issuable upon exercise of the Broker Warrants or Merger Warrants) within 75 days of the final closing of the First Private Offering, and to use commercially reasonable efforts to cause the registration statement to become effective no later than 150 days after it is filed. The Company will be liable for monetary penalties at the monthly rate of 1% (to a maximum of 10%) of each holder’s investment in the First Private Offering until the failure to meet the above deadlines are cured. Notwithstanding the foregoing, no payments shall be owed with respect to that portion of a holder’s registrable securities (1) which may be sold by such holder under Rule 144 or pursuant to another exemption from registration; or (2) which the Company is unable to register due to limits imposed by Rule 415 under the Securities Act (which shares would then be eligible for “piggyback” registration rights with respect to any registration statement filed by the Company within two years following the effectiveness of the original registration statement). On January 17, 2012, the Company filed a registration statement on Form S-1 that included the First Private Offering registrable securities.

Second Private Offering

In December 2011, the public company commenced a second private offering (the “Second Private Offering”) pursuant to which, during December 2011, the Company had one closing on the sale of 3,912,534 investor units (“Second Units”), at a price of $0.375 per Second Unit. The Company raised $1,350,453 net proceeds as part of the first closing ($1,467,200 gross proceeds reduced by $116,747 of offering costs). Each Second Unit consists of one share of common stock (deemed to represent $0.345 of the per Second Unit cost) and a warrant to purchase one-quarter share of common stock (deemed to represent $0.030 of the per Second Unit cost) (the “Second Investor Warrants”), such that an aggregate of 3,912,534 shares of common stock and Second Investor Warrants to purchase 978,134 shares of common stock were issued.

The Second Private Offering was made on a “best efforts” basis with respect to a maximum of 8,000,000 Second Units ($3,000,000 of aggregate proceeds).  In addition, in the event the maximum number of Second Units is sold, the placement agent and the Company have the option to offer an additional 2,666,667 Second Units ($1,000,000 of aggregate proceeds).

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 13 – Equity – Continued

Private Offerings – Continued

Second Private Offering – Continued

The Second Investor Warrants are exercisable for a period of five years at an exercise price of $1.00 per full share of common stock.  The Second Investor Warrants may be called for redemption by the Company at any time upon not less than 30 or more than 60 days prior written notice, provided that, at the time of delivery of such notice, (i) there is a registration statement covering the resale of the shares underlying the warrants; (ii) the average closing bid price for the Company’s common stock for each of the 20 consecutive trading days prior to the date of the notice of redemption is at least $2.00, as proportionally adjusted to reflect any stock splits, stock dividends, combinations of shares or like events; and (iii) the average trading volume for the Company’s common stock is at least 100,000 shares per day during the 20 consecutive trading days prior to the date of the notice of redemption and that during such 20-day period there is no more than one trading day in which there is no trading in the Company’s common stock.

The Second Investor Warrants, at the option of the holder, may be exercised by cash payment of the exercise price to the Company. Alternatively, the Second Investor Warrants may be exercised on a cashless basis commencing one year after the date of the final closing of the Second Private Offering if no registration statement registering the shares underlying the investor warrants is then in effect. The exercise price and number of shares of common stock issuable on exercise of the investor warrants may be adjusted in certain circumstances including stock splits, stock dividends, and future issuances of the Company’s equity securities without consideration or for consideration per share less than $0.375 (as specified in the warrant agreement).

The placement agent for the Second Private Offering receives a cash commission of 10% or 5% of the funds raised from investors in the Second Private Offering that were directly attributable or referred to the placement agent, respectively. In addition, the placement agent receives five-year warrants to purchase shares of common stock (the “Second Broker Warrants”) equal to 10% or 5% of the Second Units sold to investors in the Second Private Offering that were directly attributable or referred to the placement agent, respectively. As a result of the foregoing arrangement, in connection with the first closing, the placement agent (1) was paid aggregate cash commissions of $15,470; and (2) was issued Second Broker Warrants to purchase 216,253 shares of common stock.

The Second Broker Warrants are identical to the Second Investor Warrants in all material respects except that (i) the resale of the common stock underlying them is not covered by a registration statement; and (ii) they have an exercise price of $0.375 per share of common stock.

In connection with the Second Private Offering, the Company executed a registration rights agreement, whereby the Company committed to file a registration statement covering the resale of the common stock underlying the Second Units sold or to be sold in the Second Private Offering and the common stock that is issuable upon exercise of the Second Investor Warrants (but not the common stock that is issuable upon exercise of the Second Broker Warrants) within 75 days of the final closing of the Second Private Offering, and to use commercially reasonable efforts to cause the registration statement to become effective no later than 150 days after it is filed. The Company will be liable for monetary penalties at the monthly rate of 1% (to a maximum of 10%) of each holder’s investment in the Second Private Offering until the failure to meet the above deadlines are cured or upon the occurrence of certain other specified events. Notwithstanding the foregoing, no payments shall be owed with respect to that portion of a holder’s registrable securities (1) which may be sold by such holder under Rule 144 or pursuant to another exemption from registration; or (2) which the Company is unable to register due to limits imposed by Rule 415 under the Securities Act (which shares would then be eligible for “piggyback” registration rights with respect to any registration statement filed by the Company following the effectiveness of the original registration statement). On January 17, 2012, the Company filed a registration statement on Form S-1 that included the Second Private Offering registrable securities.

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 13 – Equity – Continued

Stock Warrants

Note Holder Warrants

During the year ended December 31, 2010, the Company issued warrants to purchase 1,442,439 shares of common stock at an exercise price of $0.252 per share for a term of five years to two note holders in connection with the issuance of notes payable aggregating $1,653,757. Using the binomial lattice options pricing model, the Company determined the relative fair value of the warrants was $119,495. The fair value was recorded as debt discount and amortized over the life of the notes. The assumptions used in the binomial lattice options pricing model were as follows: risk-free rate of 1.52-2.01%; expected volatility of 70.0%; expected term of 3.72-4.42 years; expected dividend yield of 0%.

On June 15, 2011, 6,997,205 warrants that were scheduled to expire were extended for two years. The value of the modified warrants was deemed to be immaterial after applying the binomial lattice options pricing model using the following assumptions: risk-free rate of 0.81% to 1.40%; expected volatility of 75%; expected term of 0.21 years; dividend yield of 0%.

During the year ended December 31, 2011, the Company issued warrants to purchase 50,654 shares of the Company’s common stock at an exercise price of $0.252 per share for a term of five years to two note holders in connection with the issuance of convertible notes payable aggregating $63,000 in principal amount. Using the binomial lattice options pricing model, the Company determined that the relative fair value of the warrants was $4,750. The fair value was recorded as a debt discount and amortized over the term of the notes. The assumptions used in the binomial lattice options pricing model were as follows: risk-free rate of 1.77%; expected volatility of 70.0%; expected term of 4.2 years; expected dividend yield of 0%.

On September 21, 2011, immediately prior to, and conditioned upon the effectiveness of the reverse merger, warrants to purchase 1,609,747 shares of the Company’s common stock were exercised for total proceeds of $3,045 and all of the remaining warrants to purchase 11,889,751 shares of the Company’s common stock were cancelled.

Merger Warrants

On September 21, 2011, in connection with the reverse merger, Merger Warrants to purchase an aggregate of 30,000,000 shares of the Company’s common stock were issued to the operating company’s existing investors. See Note 1 – Organization and Operations - Reverse Merger for additional details.

Investor and Broker Warrants

In connection with the First Private Offering and Second Private Offering in 2011, Investor Warrants, Second Investor Warrants, Broker Warrants and Second Broker Warrants to purchase an aggregate of 10,155,627, 978,134, 612,000 and 216,253 shares of the Company’s common stock, respectively, were issued. See Note 13 – Equity – Private Offerings for additional details.

Consultant Warrants

On October 1, 2011, the Company entered into a six-month consulting agreement for general business consulting services and advice including, but not limited to, services and advice related to (i) corporate planning and strategies; and (ii) general financial matters. The Company paid $110,000 and issued immediately-vested, five-year warrants to purchase 400,000 shares of common stock at an exercise price of $0.25 per share under the consulting agreement. The exercise price and number of shares of common stock issuable on exercise of these warrants may be adjusted in certain circumstances including stock splits, stock dividends, and future issuances of the Company’s equity securities without consideration or for consideration per share less than $0.25 (as specified in the warrant agreement). For the year ended December 31, 2011, the Company recorded the full grant date value of the warrants of $38,640 as stock-based compensation, included in general and administrative expenses in the accompanying statements of operations. The assumptions used in the Black-Scholes option pricing model were as follows: risk-free rate of 0.34%; expected volatility of 75.0%; expected term of 2.5 years; expected dividend yield of 0%.

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 13 – Equity – Continued

Stock Warrants – Continued

Consultant Warrants – Continued

On November 25, 2011, the Company entered into two two-year consulting agreements for business development and corporate finance services and advice. Upon execution of the consulting agreements, the Company paid an aggregate of $250,000 and issued immediately-vested, five-year warrants to purchase an aggregate of 6,000,000 shares of common stock at an exercise price of $0.66 per share, which are fully earned upon payment and issuance. The exercise price and number of shares of common stock issuable on exercise of these warrants may be adjusted in certain circumstances including stock splits, stock dividends, and future issuances of the Company’s equity securities without consideration or for consideration per share less than $0.375 (as specified in the warrant agreement). For the year ended December 31, 2011, the Company recorded the full grant date value of the warrants of $372,600 as stock-based compensation, included in general and administrative expenses in the accompanying statements of operations. The assumptions used in the Black-Scholes option pricing model were as follows: risk-free rate of 0.54%; expected volatility of 75.0%; expected term of 3.5 years; expected dividend yield of 0%.

Warrant Summary

Warrant transactions during the years ended December 31, 2011 and 2010 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Balance, December 31, 2009	10,646,230	$0.284
Granted	2,802,614	0.253
Exercised	–	–
Forfeited	–	–
Balance, December 31, 2010	13,448,844	$0.273
Granted	48,412,668	0.628
Exercised	(1,609,747)	0.002
Forfeited	(11,889,751)	0.310
Balance, December 31, 2011	48,362,014	$0.628	5.01	$96,140

Exercisable, December 31, 2011	48,362,014	$0.628	5.01	$96,140

The intrinsic value is calculated on the difference between the fair market value of the Company’s restricted stock, which was $0.345 per share as of December 31, 2011, and the exercise price of the warrants.

The following table presents information related to warrants at December 31, 2011:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.250	1,012,000	4.79	1,012,000
0.375	216,253	4.96	216,253
0.625	40,155,627	4.74	40,155,627
0.660	6,000,000	6.90	6,000,000
1.000	978,134	4.96	978,134
	48,362,014	5.01	48,362,014

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 13 – Equity – Continued

Stock Options

The Company’s board of directors adopted a Stock Incentive Plan (the “Original Plan”) under which the Company may issue options to purchase the Company’s common stock to employees, directors and consultants. The Company had reserved 7,973,884 shares of common stock for issuance under the Original Plan.

During the year ended December 31, 2010, the Board of Directors granted options to employees and members of the Board of Directors for the purchase of 10,168,621 of common stock at exercise prices ranging from $0.15 - $0.387. The options granted to employees had a term of 4 years, one-fourth of the options vested one year from the date of issuance and the balance vested in equal monthly installments over the next thirty six months. The grant date value of these options was estimated at $1,124,188. During the year ended December 31, 2010, options to purchase 239,283 shares of common stock were forfeited. As of December 31, 2010, the Original Plan was over-allocated by 6,426,508 shares.

Prior to the reverse merger, options to purchase 824,406 shares of the Company’s common stock were forfeited. All of the remaining outstanding options to purchase 13,575,986 shares of the Company’s common stock were cancelled immediately prior to, and conditioned upon the effectiveness of the reverse merger (see Note 1 - Organization and Operations - Reverse Merger).

The board of directors and stockholders owning a majority of the Company’s outstanding shares adopted the 2011 Equity Incentive Plan (the “2011 Plan”) on September 20, 2011. A total of 13,500,000 shares of the Company’s common stock are reserved for issuance under the 2011 Plan. The 2011 Plan authorizes grants to eligible recipients of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended, and stock appreciation rights. Under the 2011 Plan, (1) awards may be granted to employees, consultants, officers and directors; (2) the maximum term of any award shall be ten years from the date of grant; (3) the exercise price of any award shall not be less than the fair value on the date of grant; and (4) awards will typically result in the issuance of new common shares. There have been no formal option awards granted during 2011,

The Company accrued stock-based compensation expense of $1,526,970 for the year ended December 31, 2011 related to a pending New CEO option grant. See Note 15 – Commitments and Contingencies – Employment Agreements – New CEO for additional details.

During the years ended December 31, 2011 and 2010, options were valued using the Black-Scholes options model and the following weighted average assumptions:

	December 31,
	2011	2010
Risk free interest rate	1.02%	1.52%
Expected volatility	75%	70%
Expected life (in years)	5.73	4.00
Expected dividend yield	0%	0%

The risk-free interest rate was based on rates of treasury securities with the same expected term as the options. Expected volatility is based on implied volatilities from similar companies that operate within the similar industry sector index. The Company calculated the historical volatility for each comparable company to come up with an expected average volatility and then adjusted the expected volatility based on factors such as historical stock transactions, major business transactions, and industry trends. The expected terms of the options are estimated based on factors such as vesting periods, contractual expiration dates and historical exercise behavior. The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

During the years ended December 31, 2011 and 2010, inclusive of the expense related to the New CEO option grant discussed above, the overall stock-based compensation expense recorded by the Company associated with options was $1,752,744 and $216,600, respectively. These amounts have been included in general and administrative expenses in the accompanying statements of operations. As of December 31, 2011, there was no unrecognized stock-based compensation expense.

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 13 – Equity – Continued

Stock Options – Continued

Stock option transactions under the Plan during the years ended December 31, 2011 and 2010 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Balance, December 31, 2009	4,471,054	$0.37
Granted	10,168,621	0.16
Exercised	–	–
Forfeited	(239,283)	0.39
Balance, December 31, 2010	14,400,392	$0.22
Granted	–	–
Exercised	–	–
Forfeited	(824,406)	0.39
Cancelled	(13,575,986)	0.21
Balance, December 31, 2011	–	$–	–	$–

Exercisable, December 31, 2011	–	$–	–	$–

Note 14 – Related Party Transactions

During the years ended December 31, 2011 and 2010, the Company entered into various related party transactions with respect to financing arrangements with a Company stockholder and his affiliated entities. The outstanding balances of debt and the related accrued interest at December 31, 2011 and 2010 are disclosed in Note 9 - Notes Payable – Related Parties.

The Company had a note receivable of $187,717 as of December 31, 2010 from a stockholder of the Company. This note was forgiven on July 29, 2011. See Note 6 – Note Receivable – Stockholder for further details.

The Company was obligated to pay management fees to a stockholder of $10,000 per month for general business consulting, which represented $90,000 and $120,000 for the years ended December 31, 2011 and 2010, respectively. This agreement was terminated in September 2011. The balance due as of December 31, 2011 and 2010 was none and $160,000, respectively.

The Company is obligated to pay financing fees to a stockholder equal to 10% of the proceeds from note issuances to another related party. During the year ended December 31, 2011, the Company issued $3,000 of notes to the holder and accrued another $3,000 fee to satisfy the financing fee obligation.

Effective September 30, 2011, the Company’s Board of Directors appointed a new President and Chief Executive Officer (the “New CEO”). Prior to his appointment, the Company paid the New CEO $192,500 during the nine months ended September 30, 2011, pursuant to an April 1, 2011 Management Consulting Agreement between the New CEO and the Company. Under the Management Consulting Agreement, the New CEO provided general management and business consulting services and advice to the Company, including but not limited to, services and advice related to (i) general business development; (ii) the reverse merger; (iii) due diligence processes and capital structuring; and (iv) corporate planning and strategies. The Management Consulting Agreement was terminated upon the September 30, 2011 appointment of the New CEO.

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 15 – Commitments and Contingencies

Employment Agreements

New CEO

Effective on his hire date of September 30, 2011, as executed on January 9, 2012, the Company entered into a three-year employment agreement with its New CEO. The agreement provides for (a) a salary of $250,000 annually; (b) a bonus opportunity for meeting specified performance standards, to be set within 90 days of the execution of the agreement; and (c) ten-year, non-statutory stock options, not issued pursuant to the 2011 Plan, to purchase 6,900,000 shares of common stock at an exercise price of $0.345 per share, the fair market value of the restricted stock on the January 6, 2012 grant date. Vesting is 10% upon issuance, with the other 90% vesting ratably on a quarterly basis over the three-year term of the employment agreement, plus vested options survive termination of the employment relationship. Any unvested options are subject to accelerated vesting as follow (i) 75% of the granted options not fully vested shall fully vest upon two consecutive quarters of EBITDA profitability; and (ii) up to 100% of the granted stock options may be vested upon the execution of a strategic alliance with a major customer or entity, to be determined solely at the discretion of the Company’s board of directors. In March 2012, the Compensation Committee of the Company’s Board of Directors determined that the New CEO’s options became fully vested effective November 2011 as a result of the execution of a strategic alliance with a major customer. Although the option was not formally granted prior to December 31, 2011, the New CEO had a contractual right to the vested options pursuant to his employment agreement, and, accordingly, the Company has accrued the equity issuance liability of $1,526,970 based on the full value of the option as of December 31, 2011, when the restricted stock was valued at $0.345 per share.

Other

On each of June 21, 2010, December 7, 2007, and September 18, 2008, the Company entered into offers of employment which provide for annual base salaries of $250,000, $200,000 (increased to $225,000 in 2010) and $140,000 with the Company’s former Chief Executive Officer (“former CEO”), former Executive Chairman of the Board of Directors (“Former Chairman”) and Chief Technology Officer (“CTO”), respectively. In addition, the Former CEO and Former Chairman are eligible to earn a bonus of up to 50% of their base salary based upon their respective achievements as determined by the Company's board of directors.  The CTO is eligible to earn a bonus of $5,000 per quarter based upon achievement of goals set by his direct supervisor. Each of the Former CEO and Former Chairman are entitled to 12 months base salary in the event they are terminated “without cause” (as defined in their employment agreements) or “resign for good reason” (as defined in their employment agreements).  On September 29, 2011, the former CEO submitted his resignation as Chief Executive Officer, President and director of the Company, effective as of September 30, 2011. The Former CEO continues to work for the Company in a senior management position.

Operating Lease

The Company leases facilities in Las Vegas, Nevada and Raleigh, North Carolina under non-cancelable operating leases, expiring in 2014 and 2011, respectively. The Raleigh, North Carolina lease now is a month to month lease. In addition, the Company has a month to month lease in San Francisco, California. For the years ended December 31, 2011 and 2010, rent expense was $281,668 and $189,915, respectively and was recorded as part of general and administrative expenses within the statements of operations.

Future minimum payments at December 31, 2011 required under the operating leases are as follows:

Years ending December 31:
2012	$177,323
2013	182,650
2014	188,128
Total	$548,101

Rackwise, Inc. and Subsidiary

(Formerly Visual Network Design, Inc.)

Notes to Consolidated Financial Statements

Note 16 – Subsequent Events

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment or disclosure in the consolidated financial statements.

Second Private Offering

Subsequent to December, 2011, the public company had three additional closings of the Second Private Offering pursuant whereby an aggregate of 4,356,669 Second Units were sold at a price of $0.375 per Second Unit, resulting in $1,633,750 of aggregate gross proceeds. Each Second Unit consists of one share of common stock and a warrant to purchase one-quarter share of common stock, such that an aggregate of 4,356,669 shares of common stock and Second Investor Warrants to purchase 1,089,169 shares of common stock at an exercise price of $1.00 per share were issued. In addition, the placement agent (1) was paid cash commissions of $136,500; and (2) was issued five-year Second Broker Warrants to purchase 364,000 shares of the Company’s common stock at an exercise price of $0.375.

Option Grants

Subsequent to December 31, 2011, the Company granted to its directors, officers, employees and consultants ten-year options to purchase an aggregate of 23,275,000 shares of the Company’s common stock at an exercise price of $0.345 per share, of which 12,475,000 were granted under the Company’s 2011 Equity Incentive Plan and the remaining 10,800,000 (of which 6,900,000 were granted to the New CEO – see Note 15 – Commitments and Contingencies – Employment Agreements) were not granted pursuant to an established plan. The options vest as follows: (i) an option to purchase 6,900,000 shares of common stock granted to the New CEO vested on an accelerated basis in November 2011 based on the New CEO meeting specified performance criteria; (ii) an option to purchase 2,500,000 shares of common stock vests one-third immediately, one-third on September 21, 2012 and one-third on September 21, 2013; (iii) options to purchase an aggregate of 13,325,000 shares of common stock vest one-third 0.7-1.0 years from the date of grant, one-third 1.7-2.0 years from the date of grant and one-third 2.7-3.0 years from the date of grant; and (iv) options to purchase an aggregate of 550,000 shares of common stock vest ratably on a quarterly basis over a three-year term. The aggregate grant date value of approximately $5,172,000 will be recognized proportionate to the vesting scheme, of which, $1,526,970 has been accrued during the year ended December 31, 2011. The assumptions used in the Black-Scholes option pricing model were as follows: risk-free rate of 0.96%-1.11%; expected volatility of 75.0%; expected term of 5.4-6.0 years; expected dividend yield of 0%.

Employment Agreements

The Company hired a new Chief Financial Officer (the “New CFO”) on January 23, 2012. In connection with his appointment, the New CFO received (i) an annual base salary of $175,000; (ii) eligibility for bonus compensation; (iii) an option to purchase 1,000,000 shares of the Company’s common stock, vesting over a period of three years, under the 2011 Equity Incentive Plan, exercisable at a price of $0.345 per share; and (iv) 100,000 shares of the Company’s restricted common stock. In addition, in the event that the New CFO was terminated without reasonable cause, he would be entitled to a severance payment equal to six months of his base salary at the time of termination. On February 15, 2012, the New CFO was granted an option to purchase 500,000 shares of the Company’s common stock, vesting over a period of three years, under the 2011 Equity Incentive Plan, exercisable at a price of $0.345 per share. Both of the New CFO’s options are included in the above “Option Grants” discussion.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document