Form 10-Q
period 2012-03-31
Rackwise, Inc.
filed 2012-05-15
CIK 1476638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-54519

RACKWISE, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-0997534
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2365 Iron Point Road, Suite 190, Folsom, CA 95630

(Address of principal executive offices)

(888) 818-2385

(Registrant’s telephone number, including area code)

101 California Street, Suite 2450, San Francisco, CA 94111

(Former address if changed since last report)

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

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 99,215,472 shares of the issuer’s common stock outstanding as of May 7, 2012.

RACKWISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Rackwise, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$190,167	$613,443
Accounts receivable, net of allowance for factoring fees
of $15,473 and $3,582, respectively	243,202	212,950
Prepaid expenses and other current assets	118,736	73,564

Total Current Assets	552,105	899,957
Property and equipment, net	298,006	130,072
Intangible assets, net	151,133	162,452
Deposits and other assets	62,313	22,132

Total Assets	$1,063,557	$1,214,613

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$1,256,417	$1,072,716
Accounts payable - related parties	10,000	3,090
Due to factor	256,223	179,145
Accrued expenses	1,224,981	1,440,294
Accrued issuable equity	-	1,560,030
Accrued interest - related parties	8,273	7,648
Current portion of notes payable - related parties	50,000	50,000
Current portion of capital lease obligations	3,202	3,815
Current portion of deferred rent	65,934	2,759
Deferred revenues	540,965	525,333

Total Current Liabilities	3,415,995	4,844,830
Deferred rent, non-current portion	112,940	21,650

Total Liabilities	3,528,935	4,866,480

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $0.0001 par value;
authorized - 10,000,000 shares;
issued and outstanding - none	-	-
Common stock, $0.0001 par value;
authorized - 300,000,000 shares;
issued and outstanding - 99,215,472 and 94,863,803
shares, respectively	9,922	9,487
Additional paid-in capital	33,640,235	30,225,066
Accumulated deficit	(36,115,535)	(33,886,420)

Total Stockholders' Deficiency	(2,465,378)	(3,651,867)

Total Liabilities and Stockholders' Deficiency	$1,063,557	$1,214,613

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary
Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months
	Ended March 31,
	2012	2011

Revenues	$684,149	$536,475

Direct cost of revenues	61,965	48,766

Gross Profit	622,184	487,709

Operating Expenses
Sales and marketing	909,073	248,148
Research and development	641,112	171,549
General and administrative	1,309,504	563,477

Total Operating Expenses	2,859,689	983,174

Loss From Operations	(2,237,505)	(495,465)

Other Income (Expense)
Interest, net	(673)	(140,383)
Amortization of debt discount	-	(305,998)
Gain on change in fair value of derivative liabilities	-	42,719
Other income	9,063	-

Total Other Income (Expense)	8,390	(403,662)

Net Loss	$(2,229,115)	$(899,127)

Net Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	95,848,182	40,456,600

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary
Condensed Consolidated Statement of Changes in Stockholders' Deficiency
For The Three Months Ended March 31, 2012

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2012	94,863,803	$9,487	$30,225,066	$(33,886,420)	$(3,651,867)

Issuance of common stock and
warrants - private placement, net	4,356,669	436	1,446,678	-	1,447,114

Issuance of accrued equity	145,000	14	1,560,016	-	1,560,030

Issuance of restricted shares
as compensation	100,000	10	34,490	-	34,500

Stock-based compensation	-	-	430,960	-	430,960

Cancellation of shares pursuant to
settlement agreement	(250,000)	(25)	(56,975)	-	(57,000)

Net loss	-	-	-	(2,229,115)	(2,229,115)

Balance - March 31, 2012	99,215,472	$9,922	$33,640,235	$(36,115,535)	$(2,465,378)

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Three Months
	Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(2,229,115)	$(899,127)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	20,954	11,353
Amortization of intangible assets	35,571	36,202
Stock-based compensation	465,460	79,637
Cancellation of shares pursuant to settlement agreement	(57,000)	-
Change in fair value of derivative liabilities	-	(42,719)
Amortization of debt discount	-	305,978
Provision for factoring fees	11,891	(146,081)
Deferred rent	154,465	(14)
Changes in operating assets and liabilities:
Accounts receivable	(42,143)	1,086,011
Prepaid expenses and other current assets	(45,172)	(52,092)
Deposits and other assets	(40,181)	(973)
Accounts payable	183,701	(75,934)
Accounts payable – related parties	6,910	37,873
Due to factor	77,078	(548,713)
Accrued expenses	(215,313)	206,096
Accrued interest – related parties	625	140,144
Deferred revenues	15,632	(243,122)

Total Adjustments	572,478	793,646

Net Cash Used in Operating Activities	(1,656,637)	(105,481)

Cash Flows From Investing Activities
Acquisition of property and equipment	(188,888)	-
Acquisition of intangible assets	(24,252)	(3,188)

Net Cash Used in Investing Activities	(213,140)	(3,188)

Cash Flows From Financing Activities
Proceeds from notes payable	-	63,000
Issuance of common stock and warrants, net [1]	1,447,114	-
Payment of capital lease obligations	(613)	(1,697)

Net Cash Provided by Financing Activities	1,446,501	61,303

Net Decrease In Cash	(423,276)	(47,366)

Cash - Beginning	613,443	47,366

Cash - Ending	$190,167	$-

[1] Gross proceeds of $1,633,750, less issuance costs of $186,636.

Supplemental Disclosures of Cash Flow Information:

Non-cash operating and financing activites:
Issuance of accrued equity	$1,560,030	$-
Conversion of accrued interest into shares of common stock	$-	$2,500

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Organization, Operations, and Basis of Presentation

Organization and Operations

Rackwise, Inc. and Subsidiary (collectively “Rackwise” or the “Company”) is headquartered in Folsom, California, with a software development and data center in Research Triangle, North Carolina. The Company creates Microsoft applications for network infrastructure administrators that provide for the modeling, planning, and documentation of data centers. The Company sells its applications in four primary products: Rackwise Standard Edition, Rackwise Enterprise Edition, Rackwise Data Center Manager and Rackwise Web edition.

On August 24, 2010, MIB Digital, Inc., a Florida public corporation formed on September 23, 2009, merged with Cahaba Pharmaceuticals, Inc., a Nevada corporation formed on August 20, 2010 (“Cahaba”), for the sole purpose of effecting the merger. Cahaba was the survivor in the merger and the principal purposes of the merger were to change the domicile of the company from Florida to Nevada and to effect a recapitalization. On July 8, 2011, Cahaba merged with its newly formed, wholly owned subsidiary, Visual Network Design, Inc., a Nevada corporation. Cahaba was the survivor in the merger, but changed its name in the merger to Visual Network Design, Inc. (“Visual”). On September 21, 2011, Visual effected a merger with Visual Network Design, Inc., a Delaware corporation d/b/a Rackwise (“VNDI”). As a result of the merger, Visual acquired the business of VNDI and continued the existing business operations of VNDI, as its wholly owned subsidiary. On September 29, 2011, Visual merged with its newly formed, wholly owned subsidiary, Rackwise, Inc., a Nevada corporation formed on September 28, 2011. Visual was the survivor in the merger, but changed its name in the merger to Rackwise, Inc.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial statements of the Company as of March 31, 2012. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year. It is recommended that these condensed financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2011 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012.

Note 2 - Liquidity, Going Concern and Management’s Plans

The Company has incurred substantial recurring losses since its inception. The Company’s current strategy is to raise capital and invest that capital in such a way that the Company rapidly grows its market share and revenues, eventually resulting in profits and cash from operations. However, this strategy requires a rapid build-up of infrastructure that will initially exacerbate the Company’s operating deficit and use of cash in operations, because the expected revenue expansion will lag the investment in infrastructure. The capital that the Company has raised, and likely will continue to raise, will be used to invest in an expanded salesforce, to fund development of the software product, to fund incremental legal and accounting costs associated with being a public company and to fund the Company’s operating deficit and general working capital requirements.

Rackwise, Inc. and Subsidiary Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2 - Liquidity, Going Concern and Management’s Plans - Continued

During the three months ended March 31, 2012 and the twelve months ended December 31, 2011, the Company raised net proceeds of $1,447,114 (gross proceeds of $1,633,750 less issuance costs of $186,636) and $6,089,753 (gross proceeds of $6,545,012 less issuance costs of $455,259), respectively, in private offerings of common stock and warrants. This capital has permitted the Company to proceed with its infrastructure investments. During the three months ended March 31, 2012, the Company hired 14 people, including 11 salespersons, which brought the Company to a full complement of sales staff in the United States and Latin America markets.

As expected, the Company’s net losses and usage of cash has expanded, while it awaits the expected benefits of its investment. During the three months ended March 31, 2012 and 2011, the Company recorded net losses of approximately $2,229,000 and $899,000, respectively, while revenues expanded to approximately $684,000 from $536,000, respectively. During the three months ended March 31, 2012 and 2011, the Company used cash in operating activities of approximately $1,657,000 and $105,000, respectively. As of March 31, 2012, the Company’s cash balance, working capital deficiency, accumulated deficit and stockholders’ deficiency were approximately $190,000, $2,864,000, $36,116,000 and $2,465,000, respectively. Subsequent to March 31, 2012, the Company raised an additional $400,000 of gross proceeds from a private offering of convertible promissory notes.

The Company believes it will be successful in these efforts; however, there can be no assurance that it will meet its revenue forecasts or, if necessary, be successful in raising additional debt or equity financing to fund its operations on terms agreeable to the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

Note 3 – Significant Accounting Policies

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. At the time accounts receivable are originated, the Company considers a reserve for doubtful accounts based on the creditworthiness of customers. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. During the three months ended March 31, 2012 and 2011, the Company’s losses from bad debts were not material. Actual losses could differ materially in the near term from the amounts estimated in determining the allowance.

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

As of March 31, 2012, the Company had three customers representing 51%, 23% and 12% of accounts receivable. As of December 31, 2011, the Company had two customers representing 46% and 46% of accounts receivable.

Rackwise, Inc. and Subsidiary Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3 – Significant Accounting Policies - Continued

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

Concentration of Credit Risk and Customers

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount. The Company generally does not require collateral from its customers and generally requires payment in 30 days. The Company evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses as necessary. Historically, such losses have been within management’s expectations.

Revenues derived from customers in the United Kingdom denominated in U.S. dollars were approximately $9,000 and $15,000 during the three months ended March 31, 2012 and 2011, respectively. Revenues derived from customers in Austria denominated in U.S. dollars were approximately $3,000 and $0 during the three months ended March 31, 2012 and 2011, respectively. Revenues derived from customers in Australia denominated in U.S. dollars were approximately $13,000 and $12,000 during the three months ended March 31, 2012 and 2011, respectively. Revenues derived from customers in Canada denominated in U.S. dollars were approximately $2,000 and $3,000 during the three months ended March 31, 2012 and 2011, respectively. Revenues derived from customers in Russia denominated in U.S. dollars were approximately $0 and $6,000 during the three months ended March 31, 2012 and 2011, respectively. All remaining revenues were derived from customers in the United States of America. All of the Company’s long-lived assets are located in the United States of America. One customer provided 19% and 15% of revenues during the three months ended March 31, 2012 and 2011, respectively.

Rackwise, Inc. and Subsidiary Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3 – Significant Accounting Policies – Continued

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

Rackwise, Inc. and Subsidiary Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3 – Significant Accounting Policies – Continued

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

Stock-Based Compensation

The Company has an equity plan which allows for the granting of stock options to its employees, directors and consultants for a fixed number of shares with an exercise price equal to the fair value of the shares at date of grant. The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Since the shares underlying the Company’s equity are not currently registered, the fair value of the Company’s restricted equity instruments was estimated based on historical observations of cash prices paid for the Company’s restricted common stock.

Stock-based compensation for directors is reflected in general and administrative expenses in the consolidated statements of operations. Stock-based compensation for employees and consultants could be reflected in (a) sales and marketing expenses; (b) research and development expenses; or (c) general and administrative expenses in the consolidated statements of operations.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding for the three months ended March 31, 2012 excludes the weighted average impact of the 3,000,000 escrowed shares. Weighted average shares outstanding for the three months ended March 31, 2011 includes the weighted average underlying shares exercisable with respect to the 1,609,747 warrants exercisable at prices of $0.01 per share or less. In accordance with the accounting literature, (1) the Company has given effect to the issuance of these warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration; and (2) the Company has excluded the impact of the escrowed shares because they are contingently returnable. Diluted net loss per common share adjusts basic net loss per common share for the effects of potentially dilutive financial instruments, only in the periods in which such effects exist and are dilutive. At March 31, 2012, outstanding stock options and warrants to purchase 23,275,000 and 49,815,183 shares of common stock were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive. At March 31, 2011, outstanding stock options and warrants to purchase 13,575,986 and 11,889,752 shares of common stock, respectively, were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive.

Rackwise, Inc. and Subsidiary Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4 – Derivative Liabilities – Related Parties

In accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has determined that embedded conversion options of various notes payable which do not have fixed settlement provisions and accordingly are not indexed to its own stock, are deemed to be derivative liabilities. The embedded conversion options of the various notes issued by the Company do not have fixed settlement provisions as the conversion and exercise prices are not fixed and determinable on the date of issuance. In accordance with ASC Topic 718, “Stock Compensation” (“ASC 718”), the conversion options of the notes were bifurcated from their respective host contracts and recognized as derivative liabilities. The warrants issued in connection with the notes payable were not deemed to be derivative liabilities because they have a fixed settlement provision. The fair values of these derivative liabilities are re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The fair values of the embedded conversion options, which are associated with notes payable issued to related parties, were measured using the binomial lattice options pricing model with the following assumptions:

For The Three
Months Ended
March 31,
2011

Risk free rate	0.10% - 0.17%
Expected volatility	65% - 70%
Expected life (in years)	0.13 - 0.38
Expected dividend yield	0%

The risk-free interest rate was based on the rates of treasury securities with the same terms as the terms of the instruments. The Company based expected volatility on the historical volatility for ten comparable publicly traded company’s common stock. The expected life of the notes was based on the maturity of the notes. The expected dividend yield of zero was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future. The gain on change in fair value of derivative liabilities, included in other income in the accompanying statements of operations was $42,719 for the three months ended March 31, 2011.

On September 21, 2011, immediately prior to, and conditioned upon the effectiveness of the reverse merger, all of the outstanding non-bridge convertible notes and the related accrued interest converted into equity. At that time the derivative liability associated with the embedded conversion options of notes issued to related parties was revalued at $1,133,186 and was reclassified to equity.

Rackwise, Inc. and Subsidiary Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5 – Equity

Consulting Agreements

On August 21, 2011, the Company entered into a three-month agreement for public relations and financial communications services. In consideration of services to be rendered, the Company agreed to pay $15,000 in cash per month in advance, for an aggregate of $45,000, and, subject to the consummation of the reverse merger, to issue 70,000 shares of vested Company common stock per month, for an aggregate of 210,000 shares, of which, 70,000 shares remained unissued as of December 31, 2011. Accordingly, during 2011, the Company accrued the equity issuance liability of $15,960. During the three months ended March 31, 2012, the remaining 70,000 shares were issued and the $15,960 issuance date value of the shares was credited to equity.

On December 19, 2011, the Company renewed an agreement for public relations and financial communications services for a three-month term. In consideration of services to be rendered, the Company agreed to pay $7,500 in cash per month in advance, for an aggregate of $22,500, and to issue 25,000 shares of vested Company common stock per month, for an aggregate of 75,000 shares. On February 3, 2012, after the Company had made an initial cash payment of $7,500 in December 2011, the Company terminated this agreement for non-performance. No shares were issued and no stock-based compensation expense was recorded related to this renewal agreement.

On November 16, 2011, the Company entered into a twelve-month agreement for investor relations services with a consultant. In consideration of services to be rendered, the Company agreed to pay $6,000 in cash per month in advance, for an aggregate of $72,000, and to immediately issue 500,000 shares of vested Company common stock, plus an additional 500,000 shares of common stock at the six month anniversary of the agreement. The Company valued the shares and recorded the full value of issued shares and cash payments as consulting expense at the issuance date. For the year ended December 31, 2011, the Company recorded stock-based compensation expense of $114,000 (value of the first 500,000 shares), included in general and administrative expenses in the accompanying statements of operations. On January 11, 2012, the Company terminated this agreement and on January 16, 2012, the Company entered into a settlement agreement whereby the consultant agreed to accept the initial $12,000 of 2011 cash payments and 250,000 shares of common stock (by returning 250,000 shares of common stock to the Company for cancellation) in full satisfaction of the terminated agreement. The Company reversed $57,000 of stock-based compensation expense upon cancellation of the returned shares.

On November 30, 2011, the Company entered into a six-month agreement for investor relations services. In consideration of services to be rendered, the Company agreed to pay a minimum of $7,000 in cash per month in advance (subject to supplemental performance-based bonuses), for an aggregate of $42,000, and to immediately issue 75,000 shares of vested Company common stock, of which, 75,000 shares remained unissued as of December 31, 2011. Accordingly, during 2011, the Company accrued the equity issuance liability of $17,100. During the three months ended March 31, 2012, the remaining 75,000 shares were issued and the $17,100 issuance date value of the shares was credited to equity.

Second Private Offering

During the three months ended March 31, 2012, the Company had three additional closings of a private offering that commenced in December 2011 (the “Second Private Offering”) pursuant to which an aggregate of 4,356,669 investor units (“Second Units”) were sold at a price of $0.375 per Second Unit, resulting in $1,447,114 of aggregate net proceeds ($1,633,750 of gross proceeds less $186,636 of issuance costs). Each Second Unit consists of one share of common stock (deemed to represent $0.345 of the per Second Unit cost) and a warrant to purchase one-quarter share of common stock (deemed to represent $0.030 of the per Second Unit cost) (the “Second Investor Warrants”), such that an aggregate of 4,356,669 shares of common stock and Second Investor Warrants to purchase 1,089,169 shares of common stock were issued.

The Second Private Offering was made on a “best efforts” basis with respect to a maximum of 8,000,000 Second Units ($3,000,000 of aggregate proceeds).  In addition, in the event the maximum number of Second Units was sold, the placement agent and the Company had the option to offer an additional 2,666,667 Second Units ($1,000,000 of aggregate proceeds).

Rackwise, Inc. and Subsidiary Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5 – Equity - Continued

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

The placement agent for the Second Private Offering receives a cash commission of 10% or 5% of the funds raised from investors in the Second Private Offering that were directly attributable or referred to the placement agent, respectively. In addition, the placement agent receives five-year warrants to purchase shares of common stock (the “Second Broker Warrants”) equal to 10% or 5% of the Second Units sold to investors in the Second Private Offering that were directly attributable or referred to the placement agent, respectively. As a result of the foregoing arrangement, in connection with the three 2012 closings, the placement agent (1) was paid aggregate cash commissions of $136,500; and (2) was issued Second Broker Warrants to purchase 364,000 shares of common stock.

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

Stock Warrants

During the three months ended March 31, 2011, the Company issued warrants to purchase 50,654 shares of common stock at an exercise price of $0.252 per share for a term of five years to two related party note holders in connection with the issuance of convertible notes payable aggregating $63,000 in principal amount (see Note 6 – Related Party Transactions). Using the binomial lattice options pricing model, the Company determined that the relative fair value of the warrants was $4,750. The fair value was recorded as a debt discount and amortized over the term of the notes. The assumptions used in the binomial lattice options pricing model were as follows: risk-free rate of 1.77%; expected volatility of 70.0%; expected term of 4.2 years; expected dividend yield of 0%.

Rackwise, Inc. and Subsidiary Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5 – Equity – Continued

Stock Warrants - Continued

During the three months ended March 31, 2012, the Company issued warrants to purchase an aggregate of 1,453,169 shares of common stock at a weighted average exercise price of $0.843 per share. As of March 31, 2012, there were 49,815,138 outstanding and exercisable stock warrants with a weighted average exercise price of $0.634 per share, a weighted average remaining contractual life of 4.76 years and $96,140 of intrinsic value. The intrinsic value is calculated on the difference between the fair market value of the Company’s restricted stock, which was $0.345 per share as of March 31, 2012, and the exercise price of the warrants.

Stock Options

During the three months ended March 31, 2011, the Company granted no stock options.

During the three months ended March 31, 2012, the Company granted to its directors, officers, employees and consultants ten-year options to purchase an aggregate of 23,275,000 shares of the Company’s common stock at an exercise price of $0.345 per share, of which 12,475,000 were granted under the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) and the remaining 10,800,000 (of which 6,900,000 were granted to the new CEO) were not granted pursuant to an established plan. The options vest as follows: (i) an option to purchase 6,900,000 shares of common stock granted to the new CEO vested on an accelerated basis in November 2011 based on the new CEO meeting specified performance criteria; (ii) an option to purchase 2,500,000 shares of common stock vests one-third immediately, one-third on September 21, 2012 and one-third on September 21, 2013; (iii) options to purchase an aggregate of 13,325,000 shares of common stock vest one-third 0.7-1.0 years from the date of grant, one-third 1.7-2.0 years from the date of grant and one-third 2.7-3.0 years from the date of grant; and (iv) options to purchase an aggregate of 550,000 shares of common stock vest ratably on a quarterly basis over a three-year term.

The aggregate grant date value of approximately $5,090,000 will be recognized proportionate to the vesting terms. The weighted average estimated fair value of the stock options granted during the three months ended March 31, 2012 was $0.22 per share. The weighted average assumptions used in the Black-Scholes option pricing model were as follows: risk-free rate of 1.03%; expected volatility of 75.0%; expected term of 5.79 years; expected dividend yield of 0%. In March 2012, the Compensation Committee of the Company’s Board of Directors determined that the New CEO’s options became fully vested effective November 2011 as a result of the execution of a strategic alliance with a major customer. Although the option was not formally granted prior to December 31, 2011, the New CEO had a contractual right to the vested options pursuant to his employment agreement, and, accordingly, the Company accrued the equity issuance liability of $1,526,970 at December 31, 2011 based on the full value of the option as of December 31, 2011, when the restricted stock was valued at $0.345 per share. On January 9, 2012, the New CEO’s options were issued and the $1,444,170 issuance date value of the options was credited to equity. The weighted average assumptions used in the Black-Scholes option pricing model were as follows: risk-free rate of 0.85%; expected volatility of 75.0%; expected term of 5.00 years; expected dividend yield of 0%.

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

During the three months ended March 31, 2012 and 2011, the overall stock-based compensation expense recorded by the Company associated with options was $430,960 and $79,637, respectively. These amounts have been included in operating expenses in the accompanying statements of operations. As of March 31, 2012, there was $3,131,626 unrecognized stock-based compensation expense that will be amortized over a weighted average period of 2.5 years. As of March 31, 2012, there were 23,275,000 outstanding stock options with a weighted average exercise price of $0.345 per share, a weighted average remaining contractual life of 9.8 years and no intrinsic value. As of March 31, 2012, there were 7,733,333 exercisable stock options with a weighted average exercise price of $0.345 per share, a weighted average remaining contractual life of 9.8 years and no intrinsic value.

Rackwise, Inc. and Subsidiary Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6 – Related Party Transactions

The Company was obligated to pay management fees to a stockholder of $10,000 per month for general business consulting, which represented $30,000 for the three months ended March 31, 2011. This agreement was terminated in September 2011.

On January 1, 2012, the Company entered into a new agreement with the stockholder to provide financial advisory services to the Company. The Company agreed to pay fees of $10,000 per month for twelve months, as well as a one-time fee of $40,000, which represented $70,000 for the three months ended March 31, 2012.

The Company was obligated to pay financing fees to a stockholder equal to 10% of the proceeds from note issuances (see Note 5 – Equity – Stock Warrants for information about the related warrant issuances) to another related party. During the three months ended March 31, 2011, the Company issued $60,000 of notes to the other related party and issued $3,000 of notes to the stockholder and accrued another $3,000 fee to satisfy the financing fee obligation.

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)

Accrued commissions	$140,606	$164,123
Accrued payroll	337,704	328,942
Accrued payroll taxes(1)	519,135	537,289
Accrued vacation	163,966	150,207
Accrued professional fees	63,570	259,733

Total accrued expenses	$1,224,981	$1,440,294

(1)	Includes accrual for interest and penalties.

Accrued expenses include liabilities for unpaid payroll taxes along with an estimate of related interest and penalties. In 2011, the IRS placed Federal tax liens aggregating approximately $502,000 against the Company in connection with these unpaid payroll taxes. The Company is currently in discussions with the IRS to implement an installment payment plan.

Note 8 – Commitments and Contingencies

Employment Agreements

The Company hired a new Chief Financial Officer (the “New CFO”) on January 23, 2012. In connection with his appointment, the New CFO received (i) an annual base salary of $175,000; (ii) eligibility for bonus compensation; (iii) an option to purchase 1,000,000 shares of the Company’s common stock, vesting over a period of three years, under the 2011 Plan, exercisable at a price of $0.345 per share; and (iv) 100,000 shares of the Company’s restricted common stock with a grant date of $34,500, which was recognized immediately. In addition, in the event that the New CFO was terminated without reasonable cause, he would be entitled to a severance payment equal to six months of his base salary at the time of termination. On February 15, 2012, the New CFO was granted an option to purchase 500,000 shares of the Company’s common stock, vesting over a period of three years, under the 2011 Plan, exercisable at a price of $0.345 per share. Both of the New CFO’s options are included in the above “Option Grants” discussion.

Operating Lease

The Company leases facilities in Folsom, California, Las Vegas, Nevada and Raleigh, North Carolina under non-cancelable operating leases. For the three months ended March 31, 2012 and 2011, rent expense was $61,359 and $74,306, respectively, and was recorded as part of general and administrative expenses within the statements of operations.

Rackwise, Inc. and Subsidiary Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8 – Commitments and Contingencies – Continued

Operating Lease – Continued

In January 2012, the Company executed a 63-month lease for 3,465 square feet of new headquarters office space in Folsom, California. The lease commenced on March 30, 2012. The base rent commences at $6,757 per month and escalates to $7,833 per month over the lease term. The Company is entitled to pay no base rent during each of the 13th, 26th, and 39th months of the lease.

In February 2012, the Company executed a 37-month sub-lease for the remaining terms of its Las Vegas, Nevada office space. The sub-lease rent income commences at $8,983 per month and escalates to $9,818 per month over the lease term. During the three months ended March 31, 2012, the Company recognized a charge of $155,000, included in general and administrative expense in the accompanying statements of operations, representing the aggregate differential between the lease expense and sublease income over the life of the leases.

In February 2012, the Company executed a new five-year lease for 5,772 square feet of office space in Raleigh, North Carolina. The base rent commences at $7,922 per month and escalates to $11,073 per month over the lease term. The landlord is spending up to $132,760 on leasehold improvements in order to prepare the space for occupancy and the lease has not yet commenced. The lease contains an option which permits the Company to terminate the lease on January 31, 2015, provided that the Company pay $102,795 and provide nine months written advance notice.

Future minimum payments (exclusive of the benefit of the Las Vegas sublease income) at March 31, 2012 required under the operating leases are as follows:

Years ending March 31:
2013	$338,953
2014	365,255
2015	451,610
2016	81,216
2017	91,257
Thereafter	23,499

$1,351,790

Note 9 – Subsequent Events

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment or disclosure in the consolidated financial statements.

Convertible Promissory Note Issuance

On April 20, 2012, the Company completed and closed an offering of 12% Convertible Promissory Notes in which it sold an aggregate principal amount of $400,000 in notes to four persons. Each of the notes matures 90 days after issuance and is convertible, at the option of the holder, into Company units, at a price of $0.45 per unit, each unit consisting of one share of the Company’s common stock and one warrant representing the right to purchase one share of the Company’s common stock for a period of five years from issuance at an exercise price of $1.00 per share. The warrants will be exercisable on a cashless basis and will contain weighted average anti-dilution price protection.

Rackwise, Inc. and Subsidiary Notes to Condensed Consolidated Financial Statements (unaudited)

Note 9 – Subsequent Events – Continued

Option Grants

Subsequent to March 31, 2012, the Company committed to offer ten-year options under the 2011 Plan to purchase an aggregate of up to 550,000 shares of the Company’s common stock to two new employees, with the exercise date to be determined on the date of grant. The options will vest ratably on an annual basis over a three-year term.

Subsequent to March 31, 2012, the Company committed to offer ten-year options, not pursuant to the 2011 Plan, to purchase 500,000 shares of the Company’s common stock to two new advisory board members, with the exercise date to be determined on the date of grant. The options vest ratably on a quarterly basis over a three-year term.

Consulting Agreement

In April 2012, the Company amended a consulting services agreement pursuant to which, among other things, the Company agreed to issue seven-year warrants to purchase an additional 500,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Company also agreed to pay a cash fee of $100,000 on or before April 30, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements for the three months ended March 31, 2012 and 2011 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Rackwise, Inc., a Nevada corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors in Item 1.A in our Annual Report on Form 10-K filed on March 30, 2012. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview

We are a software development, sales and marketing company. We create Microsoft applications for network infrastructure administrators that provide for the modeling, planning and documentation of data centers. Our Data Center Management (DCM) software product, Rackwise®, is used by over 130 companies worldwide. Our product provides a multi-layered set of solutions for reporting on the multiple aspects of a company’s data center, including power consumption, power efficiency, carbon footprint, green grid and density requirements. This reporting allows customers to plan data center expansions and contractions as well as equipment usage more energy efficiently and cost effectively. Our product’s advanced design and ability to tightly interface with other new technologies, like Intel’s newest proprietary computer chips, enables it to collect more real-time information (real-time means instantaneous and continuous) associated with more data center equipment usage than products from our competitors. We intend to continue to take advantage of new technologies which will add to our competitive differentiators.

As reflected in our financial statements for the quarter ended March 31, 2012, we have generated significant losses, which raises substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2011 and 2010 stating that we have not achieved a sufficient level of revenues to support our business and have suffered recurring losses from operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

We expect that with the infusion of additional capital and with additional management we will be able to increase sales and professional services and expand the breadth of our product offerings. We intend to do the following:

•	Continue to add interfaces to our existing product offerings, which would make us a differentiator in the market.

•	Establish industry partners, “value added resellers” (VARs), and strategic services partners to perform some of the services we are being asked to perform post sales cycles.

•	Initiate specific new marketing efforts to coordinate and lead our initiatives for greater market recognition with special emphasis on contacting and educating industry analysts to spread the word of our capabilities.

•	Expand the current sales model of one team to six teams covering six regions and build a vertical sales model to address data center centric industry segments.

•	Expand our product offerings to include monitoring and managing the balance of our customer’s IT infrastructure.

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

In April 2012, we completed a private placement offering pursuant to which we sold an aggregate principal amount of $400,000 in 12% Convertible Promissory Notes. Each of the Notes matures 90 days after issuance and is convertible, at the option of the holder, into Company units, at a price of $0.45 per unit, each unit consisting of one share of our common stock and one warrant representing the right to purchase one share of our common stock for a period of five years from issuance at an exercise price of $1.00 per share. If issued, the warrant will be exercisable on a cashless basis and will contain weighted average anti-dilution price protection.

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

Other income

Other income generally represents non-recurring income.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Overview

Our current strategy is to raise capital and invest that capital in such a way that we rapidly grow our market share and revenues, eventually resulting in profits and cash from operations. However, this strategy requires a rapid build-up of infrastructure that will initially exacerbate our operating deficit, because the expected revenue expansion will lag the investment in infrastructure. The capital that we have raised, and likely will continue to raise, will be used to invest in an expanded salesforce, to fund development of the software product, to fund incremental legal and accounting costs associated with being a public company and to fund our operating deficit and general working capital requirements.

The capital that we raised in 2011 and into 2012 has permitted us to proceed with our planned infrastructure investments. During the three months ended March 31, 2012, we hired 14 people, including 11 salespersons, which brought us to a full complement of sales staff in the United States and Latin America markets. As expected, our net losses have expanded, while we await the expected benefits of our investment. However, there can be no assurance that we will meet our revenue forecasts.

We reported net losses of $2,229,115 and $899,127 for the three months ended March 31, 2012 and 2011, respectively. The increase in net loss of $1,329,988, or 148%, is primarily due to the $1,464,463 or 106% increase in operating and other expenses, including a $660,925 increase in sales and marketing expenses, a $469,563 increase in research and development expenses, and a $746,027 increase in general and administrative expenses, partially offset by a $412,052 decrease in net other expense.

Revenues

Our revenues for the three months ended March 31, 2012 were $684,149 as compared to revenues of $536,475 for the three months ended March 31, 2011. Revenues increased by $147,674, or 28%. Licensing revenues were $331,504 as compared to $146,612 in the comparative quarter, an increase of $184,892, or 126%, due to results achieved by the expanded salesforce. Maintenance revenues were $284,723 as compared to $277,889 in the comparative quarter, an increase of $6,834, or 2%. Subscription revenues were $67,922 as compared to $99,974 in the comparative quarter, a decrease of $32,052, or 32%, due to a shift from subscription sales to licensing sales. We recorded no professional service revenues during the three months ended March 31, 2012 as compared to $12,000 during the three months ended March 31, 2011, a decrease of 100%.

Direct cost of revenues

The direct cost of revenues during the three months ended March 31, 2012 and 2011 was $61,965 and $48,766, respectively, representing an increase of $13,199, or 27%. The direct cost of revenues as a percentage of revenues was approximately 9% during both periods. It is impractical for us to break out direct cost of revenues by the types of revenues cited in the revenue discussion above, because it would be necessary to implement time reporting in our small customer support function, which would reduce productivity with little added value.

Sales and marketing expenses

Sales and marketing expenses increased by $660,925, or 266%, during the three months ended March 31, 2012 to $909,073 from $248,148 during the three months ended March 31, 2011. The increase primarily relates to recruiting and compensation costs associated with expansion of the salesforce, in accordance with our strategic plan.

Research and development expenses

Research and development expenses increased by $469,563, or 274%, during the three months ended March 31, 2012 to $641,112 from $171,549 during the three months ended March 31, 2011. This increase also primarily relates to recruiting and compensation costs associated with expansion of the research and development staff, in accordance with our strategic plan.

General and administrative expenses

General and administrative expenses were $1,309,504 during the three months ended March 31, 2012 as compared to $563,477 during the three months ended March 31, 2011, an increase of $746,027, or 132%. This increase resulted primarily from additional legal and audit fees associated with public company reporting, an approximately $150,000 non-cash charge associated with the future cash flow shortfall associated with the subletting of our Las Vegas office space, plus a slight build-up of executive and administrative costs to drive and support our business expansion.

Interest, net

Interest expense was $673 during the three months ended March 31, 2012 as compared to $140,383 during the three months ended March 31, 2011, representing a decrease of $139,710, or 100%. The decrease resulted primarily from the conversion of significantly all outstanding notes payable to equity on September 21, 2011.

Amortization of debt discount

During the three months ended March 31, 2012, we recorded no expense for amortization of debt discount as compared to $305,998 during the three months ended March 31, 2011, representing a decrease of 100%. The decrease resulted primarily from the conversion of outstanding notes payable to equity on September 21, 2011.

Gain on change in fair value of derivative liabilities

During the three months ended March 31, 2012, we recorded no gain on change in fair value of our derivative liabilities as compared to a gain of $42,719 during the three months ended March 31, 2011, representing a decrease of 100%. On September 21, 2011, upon the conversion of outstanding notes payable to equity, the derivative liabilities were marked to fair value and then were reclassified to equity.

Other income

During the three months ended March 31, 2012, we recorded other income of $9,063 which primarily related to a gain on the disposition of fixed assets.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	March 31, 2012	December 31, 2011

Cash	$190,167	$613,443
Working Capital Deficiency	$(2,863,890)	$(3,944,873)
Notes Payable (Gross - Current)	$50,000	$50,000

Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our primary sources of liquidity have been debt and proceeds from the sale of our equity securities in several private placements. Our current business plan requires us to raise additional capital in order to fund a rapid build-up of infrastructure. As a result, we expect revenue expansion will lag spending on investment in infrastructure, which will initially exacerbate our operating deficit and use of cash in operations.

Prior to our September 21, 2011 merger, we relied primarily on debt financing from our directors and principal stockholders and their affiliates to fund our operations. We borrowed an aggregate of $2,337,980 and $1,453,757 (net of repayments of $200,000) during the years ended December 31, 2011 and 2010, respectively.

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

In April 2012, we completed a private placement offering in which we sold an aggregate of $400,000 in principal amount of 12% convertible promissory notes.

The proceeds from these private placement offerings is being used to fund (1) $180,000–$240,000 per annum of recurring legal and accounting expenses as a result of being a public company, (2) our existing operating deficits while we invest in our sales, research and development and support functions, which we believe will enable us to broaden our product line(s) and enhance our marketing efforts to increase revenues and generate operating surpluses by the end of 2012, and (3) general working capital needs of the business. We do not currently anticipate any material capital expenditures.

Availability of Additional Funds

As a result of the above developments, which raised additional cash and, importantly, resulted in the conversion of most of our indebtedness into equity, our working capital situation improved. Looking forward, our business plan relies on accelerated sales to provide cash to fund our working capital needs. These working capital needs include funding the development of future releases of our software, additional headcount to sell and to service a broader market for our products, and other working capital needs necessary to grow our company. Our ability to generate additional sales, and the timing of such sales, are dependent on many factors outside of our control. As a result, we may need to raise additional funds through one or more offerings of debt, equity or convertible securities. There can be no assurance, however, that such financing will be available or will be available on acceptable terms.

Various factors outside of our control, including the spending on IT infrastructure, overall market and economic conditions, the downturn and volatility in the U.S. equity markets and the trading price of our common stock may limit our ability to raise the capital needed to execute our plan of operations. We recognize that the U.S. economy is currently experiencing a period of uncertainty and investor appetite for our securities may not be at their peak. These or other factors could adversely affect our ability to raise additional capital. As a result of an inability to raise additional capital, our short-term or long-term liquidity and our ability to execute our plan of operations could be significantly impaired. These matters raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms.

Three Months Ended March 31, 2012 and 2011

As expected, our net losses and usage of cash has expanded, while we await the expected benefits of our infrastructure investments.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2012 and 2011, amounted to $1,656,637 and $105,481, respectively. During the three months ended March 31, 2012, the net cash used in operating activities was primarily attributable to the $2,229,115 net loss, partially offset by $631,341 of non-cash adjustments, and $58,863 needed to fund changes in operating assets and liabilities. During the three months ended March 31, 2011, the net cash used in operating activities was primarily attributable to the $899,127 net loss, partially offset by $244,356 of non-cash adjustments, and $549,290 was generated from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 and 2011 amounted to $213,140 and $3,188, respectively. The net cash used in investing activities for the three months ended March 31, 2012 related primarily to technology for new hires and furniture for the new Folsom, California office. Acquisitions of intangible assets (shapes acquired from a graphic designer for our database library that are schematics of specific computer equipment) for the three months ended March 31, 2012 and 2011 amounted to $24,252 and $3,188, respectively.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 and 2011 amounted to $1,446,501 and $61,303, respectively. For the three months ended March 31, 2012, the net cash provided by financing activities resulted primarily from net proceeds from the issuance of common stock and warrants of $1,447,114 (gross proceeds of $1,633,750 less $186,636 of issuance costs). For the three months ended March 31, 2011, the net cash provided by financing activities resulted primarily from new borrowings of $63,000.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our December 31, 2011 financial statements included in our Annual Report on Form 10-K filed with the SEC on March 30, 2012. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of March 31, 2012 our disclosure controls and procedures were effective.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2012, we hired a new Chief Financial Officer and Controller. Otherwise, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

•	At the initial closing on December 16, 2011, we sold an aggregate of 3,912,534 units for gross proceeds of $1,467,200.

•	On January 6, 2012, we completed the second closing of the 2012 PPO, in which we sold an aggregate of 3,590,002 units for gross proceeds of $1,346,250.

•	On January 13, 2012, we completed the third closing of the 2012 PPO, in which we sold an aggregate of 400,000 units for gross proceeds of $150,000.

•	On January 24, 2012, we completed the fourth and final closing of the 2012 PPO, in which we sold an aggregate of 366,667 units for gross proceeds of $137,500.

In aggregate, we sold 8,269,203 units in the 2012 PPO for gross proceeds of $3,100,950.

In connection with the 2012 PPO, we agreed to pay the placement agent a commission of 10% of the funds raised from investors in the 2012 PPO that were directly introduced to us by the placement agent and a commission of 5% of the funds raised from investors in the 2012 PPO that were referred by us to the placement agent. In addition, the placement agent received five-year warrants exercisable at $0.375 per share, subject to weighted-average anti-dilution protection, to purchase a number of shares of our common stock equal to 10% of the units sold to investors in the 2012 PPO that were directly introduced to us by the placement agent and warrants to purchase a number of shares of our common stock equal to 5% of the units sold to investors in the 2012 PPO that were referred by us to the placement agent. As a result of the foregoing arrangement, in connection with the 2012 PPO, the placement agent was paid aggregate commissions of $217,595 and was issued warrants to purchase an aggregate of 580,253 shares of our common stock.

The 2012 PPO was conducted pursuant to the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D and by Regulation S promulgated under the Securities Act, and Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering. The units were offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D, and/or to persons who were neither resident in, nor citizens of, the United States.

On January 9, 2012, our Board of Directors authorized the grant of options under our 2011 Equity Incentive Plan to employees to purchase an aggregate of 13,500,000 shares of our common stock. Of these options, options to purchase an aggregate of 12,475,000 shares of our common stock, exercisable for a period of ten years at an exercise price of $0.345 per share, had been granted as of March 31, 2012. The issuances of the options were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

On January 9, 2012, our Board of Directors authorized the grant of options outside the 2011 Plan to officers, directors, advisors and consultants to purchase an aggregate of 10,800,000 shares of our common stock. All of these options, exercisable for a period of ten years at an exercise price of $0.345 per share, have been granted as of March 31, 2012. The issuances of the options were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

In March 2012, we issued 100,000 shares of our common stock to our chief financial officer pursuant to the terms of his employment agreement. The issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

On November 2011, we entered into a consulting services agreement. As partial consideration for the services to be rendered, we agreed to issue seven-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at an exercise price of $0.66 per share. In April 2012, we amended the agreement pursuant to which, among other things, we agreed to issue seven-year warrants to purchase an additional 500,000 shares of our common stock at an exercise price of $1.00 per share. The securities were issued in reliance on the exemption from registration provide by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

In May 2012, we appointed two additional members to our Industry Advisory Board. In connection with such appointments, we granted each member options to purchase 250,000 shares of our common stock at an exercise price equal to the fair market value of our common stock, vesting ratably at the end of each of the first 12 quarterly periods from the effective date of his appointment to the Advisory Board. The options are subject to approval by our Board of Directors. The options were issued in reliance on the exemption from registration provide by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are in default under a December 8, 2008, 5% Senior Promissory Note (the “Note”) issued to a principal shareholder. Interest and principal became due on the Note on June 10, 2009. As at March 31, 2012 we owed $50,000 in principal and $8,273 in accrued interest on the Note. We intend to pay off the Note, including all accrued interest due thereon, as and when funding or revenues permit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In April 2012, we changed the transfer agent for our common stock from Broadridge Corporate Issuer Solutions, Inc. to Continental Stock Transfer & Trust Company (“Continental”). Continental’s address is 17 Battery Place, 8th Floor, New York, NY 10004, and its telephone number is (212) 509-4000.

ITEM 6. EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Form 10-Q and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

** Pursuant to Rule 406T of Regulation S-T, this XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RACKWISE, INC.

Date: May 15, 2012	By:	/s/ Guy A. Archbold
Guy A. Archbold, Chief Executive Officer

Date: May 15, 2012	By:	/s/ Jeff Winzeler
Jeff Winzeler, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

** Pursuant to Rule 406T of Regulation S-T, this XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

