Form 10-Q
period 2012-06-30
Rackwise, Inc.
filed 2012-08-10
CIK 1476638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 99,247,253 shares of the issuer’s common stock outstanding as of August 6, 2012.

RACKWISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

Rackwise, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$267,953	$613,443
Accounts receivable, net of allowance for factoring fees
of $51,166 and $3,582, respectively	786,860	212,950
Deferred financing costs	61,843
Prepaid expenses and other current assets	43,669	73,564

Total Current Assets	1,160,325	899,957

Property and equipment, net	300,786	130,072
Intangible assets, net	154,499	162,452
Deposits and other assets	55,847	22,132

Total Assets	$1,671,457	$1,214,613

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$1,575,730	$1,072,716
Accounts payable - related parties	20,000	3,090
Due to factor	912,332	179,145
Accrued expenses	1,515,986	1,440,294
Accrued issuable equity	68,750	1,560,030
Accrued interest - related parties	8,273	7,648
Notes payable net of deferred discount of $146,667	933,333
Notes payable - related parties	50,000	50,000
Current portion of capital lease obligations	578	3,815
Current portion of deferred rent	89,764	2,759
Deferred revenues	477,998	525,333

Total Current Liabilities	5,652,744	4,844,830
Deferred rent, non-current portion	93,487	21,650

Total Liabilities	5,746,231	4,866,480

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $0.0001 par value;
authorized - 10,000,000 shares;
issued and outstanding - none	-	-
Common stock, $0.0001 par value;
authorized - 300,000,000 shares;
issued and outstanding - 99,247,253 and 94,863,803
shares, respectively	9,924	9,487
Additional paid-in capital	34,702,281	30,225,066
Accumulated deficit	(38,786,979)	(33,886,420)

Total Stockholders' Deficiency	(4,074,774)	(3,651,867)

Total Liabilities and Stockholders' Deficiency	$1,671,457	$1,214,613

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary
Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Revenues	$1,192,489	$260,106	$1,876,638	$796,581

Direct cost of revenues	56,332	49,705	118,297	98,471

Gross Profit	1,136,157	210,401	1,758,341	698,110

Operating Expenses
Sales and marketing	1,502,993	329,427	$2,412,066	577,575
Research and development	558,432	273,724	$1,199,544	445,273
General and administrative	1,300,092	693,319	2,609,596	1,256,796

Total Operating Expenses	3,361,517	1,296,470	6,221,206	2,279,644

Loss From Operations	(2,225,360)	(1,086,069)	(4,462,865)	(1,581,534)

Other Income (Expense)
Interest, net	(7,056)	(143,007)	(7,729)	(283,390)
Amortization of debt discount	(433,333)	(203,265)	$(433,333)	(509,263)
Amortization of deferred financing costs		(168,570)	$-	(168,570)
Gain on change in fair value of derivative liabilities	-	334,501	$-	377,220
Other income	(5,695)	-	$3,368	-

Total Other Income (Expense)	(446,084)	(180,341)	(437,694)	(584,003)

Net Loss	$(2,671,444)	$(1,266,410)	$(4,900,559)	$(2,165,537)

Net Loss Per Common Share - Basic and Diluted	$(0.03)	$(0.03)	$(0.05)	$(0.05)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	96,237,126	40,466,414	96,018,569	40,461,534

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary
Condensed Consolidated Statement of Changes in Stockholders' Deficiency
For The Six Months Ended June 30, 2012

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2012	94,863,803	$9,487	$30,225,066	$(33,886,420)	$(3,651,867)

Issuance of common stock and
warrants - private placement, net	4,356,668	435	1,446,678	-	1,447,113

Issuance of accrued equity	145,000	14	1,560,016	-	1,560,030

Issuance of restricted shares
as compensation	100,000	10	34,490	-	34,500

Warrants and beneficial conversion features issued as debt discount in connection with notes payable			580,000		580,000

Stock-based compensation	-	-	893,145	-	893,145

Exercise of $0.625 warrants - 4/30/12	31,782	3	19,861		19,864

Cancellation of shares pursuant to
settlement agreement	(250,000)	(25)	(56,975)	-	(57,000)

Net loss	-	-	-	(4,900,559)	(4,900,559)

Balance - June 30, 2012	99,247,253	$9,924	$34,702,281	$(38,786,979)	$(4,074,774)

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The
	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(4,900,559)	$(2,165,537)
Adjustments to reconcile net loss to net cash and
cash equivalents used in operating activities:
Depreciation	40,262	23,609
Amortization of intangible assets	69,170	69,478
Loss on sale of fixed assets	5,837
Stock-based compensation	996,395	162,809
Cancellation of shares pursuant to settlement agreement	(57,000)	-
Change in fair value of derivative liabilities	-	(377,220)
Amortization of debt discount	433,333	509,263
Provision for factoring fees	47,584	(112,263)
Changes in operating assets and liabilities:
Accounts receivable	(621,494)	1,056,228
Prepaid expenses and other current assets	29,895	(26,468)
Deposits and other assets	(33,715)	(9,191)
Accounts payable	503,014	(38,329)
Accounts payable – related parties	16,910	73,636
Due to factor	733,187	(616,587)
Accrued expenses	75,692	187,684
Accrued interest – related parties	625	277,914
Deferred revenues/rent	111,507	(196,419)

Total Adjustments	2,351,202	984,144

Net Cash Used in Operating Activities	(2,549,357)	(1,181,393)

Cash Flows From Investing Activities
Acquisition of property and equipment	(216,813)	(14,898)
Acquisition of intangible assets	(61,217)	(38,484)

Net Cash Used in Investing Activities	(278,030)	(53,382)

Cash Flows From Financing Activities
Proceeds from convertible notes payable	580,000	1,487,980
Proceeds from Bridge Units	500,000
Issuance of common stock and warrants, net [1]	1,466,977	-
Deferred Financing costs	(61,843)	(223,060)
Payment of capital lease obligations	(3,237)	(3,451)

Net Cash Provided by Financing Activities	2,481,897	1,261,469

Net (Decrease)/Increase In Cash	(345,490)	26,694

Cash and cash equivalents - Beginning	613,443	47,366

Cash and cash equivalents - Ending	$267,953	$74,060

[1] Gross proceeds of $1,653,611, less issuance costs of $186,634.

Supplemental Disclosures of Cash Flow Information:

Non-cash operating and financing activites:
Issuance of accrued equity	1,560,030	-
Conversion of accrued interest into shares of common stock	-	2,500
Cancellation of shares	(57,000)

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc.

Note to Condensed Consolidated Financial Statements (Unaudited)

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

On August 24, 2010, MIB Digital, Inc., a Florida public corporation formed on September 23, 2009, merged with Cahaba Pharmaceuticals, Inc., a Nevada corporation formed on August 20, 2010 (“Cahaba”), for the sole purpose of effecting the merger. Cahaba was the survivor in the merger and the principal purposes of the merger were to change the domicile of the company from Florida to Nevada and to effect a recapitalization. On July 8, 2011, Cahaba merged with its newly formed, wholly owned subsidiary, Visual Network Design, Inc., a Nevada corporation. Cahaba was the survivor in the merger, but changed its name in the merger to Visual Network Design, Inc. (“Visual”). On September 21, 2011, Visual effected a merger with Visual Network Design, Inc., a Delaware corporation d/b/a Rackwise (“VNDI”) (the “Reverse Merger”). As a result of the Reverse Merger, Visual acquired the business of VNDI and continued the existing business operations of VNDI, as its wholly owned subsidiary. On September 29, 2011, Visual merged with its newly formed, wholly owned subsidiary, Rackwise, Inc., a Nevada corporation formed on September 28, 2011. Visual was the survivor in the merger, but changed its name in the merger to Rackwise, Inc.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial statements of the Company as of June 30, 2012. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2011 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012.

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

Note 2 - Liquidity, Going Concern and Management’s Plans - Continued

During the six months ended June 30, 2012 and the twelve months ended December 31, 2011, the Company raised net proceeds of $2,485,134 (gross proceeds of $2,733,611 less $248,477 of issuance costs) and $6,089,753 (gross proceeds of $6,545,012 less issuance costs of $455,259), respectively, in private offerings of common stock, warrants and debt funding. This capital has permitted the Company to proceed with its infrastructure investments. During the six months ended June 30, 2012, the Company hired 18 people, including 12 salespersons, which brought the Company to a full complement of sales staff in the United States and Latin America markets.

As expected, the Company’s net losses and usage of cash have increased, while it awaits the expected benefits of its investment. During the six months ended June 30, 2012 and 2011, the Company recorded net losses of approximately $4,901,000 and $2,166,000, respectively, while revenues increased to approximately $1,877,000 from approximately $797,000. During the six months ended June 30, 2012 and 2011, the Company used cash in operating activities of approximately $2,549,000 and $1,181,000, respectively. As of June 30, 2012, the Company has limited cash of approximately $268,000, a working capital deficiency of approximately 4,492,000, has accumulated deficiency of approximately 38,787,000 since inception and has withheld approximately $568,000 of payroll tax liabilities from wages paid which have yet to be remitted to the taxing authorities. Subsequent to June 30, 2012, the Company raised an additional $300,000 of gross proceeds from a private placement offering.

The Company believes it will be successful in its efforts to continue to grow its business; however, there can be no assurance that it will meet its revenue forecasts or, if necessary, be successful in raising additional debt or equity financing to fund its operations on terms agreeable to the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

Note 3 – Significant Accounting Policies

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. At the time accounts receivable are originated, the Company considers a reserve for doubtful accounts based on the creditworthiness of customers. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. During the three and six months ended June 30, 2012 and 2011, the Company’s losses from bad debts were not material. Actual losses could differ materially in the near term from the amounts estimated in determining the allowance.

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

The majority of revenues were derived from customers in the United States of America. In the three and six months ended June 30, 2012, 84% and 88%, respectively, of revenues were from customers in the United States of America. For the six months ended June 30, 2012, 8% of revenues were from the European region, 3% from Americas countries not including the United States and 1% from the Asia Pacific region. Comparatively, in the six months ended June 30, 2011, 94% of revenues were from the United States and 6% from the European region. One customer provided 50% of revenues during the three months ended June 30, 2012 while two customers provided 40% and 11% of revenues during the three months ended June 30, 2011, respectively. During the six months ended June 30, 2012, one customer provided 39% of revenues while two customers provided 17% and 13% of revenues during the six months ended June 30, 2011, respectively. All of the Company’s long-lived assets are located in the United States of America.

As of June 30, 2012, the Company had two customers representing 63%, 20% of accounts receivable. As of December 31, 2011, the Company had two customers representing 46% and 46% of accounts receivable.

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

Note 3 – Significant Accounting Policies – Continued

Revenue Recognition – Continued

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

Deferred Financing Costs

Costs issued in conjunction with the issuance of debt are amortized over the initial term of the debt instrument, using the straight-line method which approximates the effective interest rate.

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

Note 3 – Significant Accounting Policies – Continued

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding for the three and six months ended June 30, 2012 excludes the weighted average impact of the 3,000,000 shares of our common stock being held in escrow (the “Escrowed Shares”). Weighted average shares outstanding for the three and six months ended June 30, 2011 includes the weighted average underlying shares exercisable with respect to the 1,609,747 warrants exercisable at prices of $0.01 per share or less. In accordance with the accounting literature, (1) the Company has given effect to the issuance of these warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration; and (2) the Company has excluded the impact of the Escrowed Shares because they are contingently returnable. Diluted net loss per common share adjusts basic net loss per common share for the effects of potentially dilutive financial instruments, only in the periods in which such effects exist and are dilutive. At June 30, 2012, outstanding stock options and warrants to purchase 23,275,000 and 50,751,620 shares of common stock, respectively, were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive. At June 30, 2011, outstanding stock options and warrants to purchase 13,575,986 and 11,889,752 shares of common stock, respectively, were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive.

Note 4 – Notes Payable

On April 17, April 20 and May 11, 2012, the Company completed and closed an offering of 12% convertible promissory notes in which it sold an aggregate principal amount of $580,000 in notes to five persons. Each of the notes matures 90 days after issuance and is convertible, at the option of the holder, into Company units, at a price of $0.40 to $.0.45 per unit, each unit consisting of one share of the Company’s common stock and one warrant representing the right to purchase one share of the Company’s common stock for a period of five years from issuance at an exercise price of $0.80 to $1.00 per share. The warrants will be exercisable on a cashless basis and will contain weighted average anti-dilution price protection. The Company is currently negotiating with the existing note holders to extend the maturity dates of the expired notes.

The Company determined that the embedded conversion option is not bifurcated and accounted for as a derivative, primarily because this embedded conversion option, if freestanding, would not qualify as a derivative, on account of the fact that, at conversion settlement, the Company would not be delivering an asset that is readily convertible into cash (eg. freely tradable securities that could be sold rapidly without significantly affecting share price).

In order to assess whether or not the portion of the note that is convertible into common stock represents a beneficial conversion feature, the Company determined that the warrants issuable in conjunction with the conversion of the notes are equity instruments. Separately, the Company calculated the aggregate value of the warrants to be $638,013, by utilizing the Black-Scholes option pricing model. The Company then compared the value of the warrants to the face value of the debt issued and determined that the aggregate relative fair values of the embedded conversion option and the issuable warrant were $281,799 and $298,201, respectively. Then, for each note, the Company calculated the effective conversion price and compared it to the market price of the Company’s common stock on the commitment date, and calculated the value of the beneficial conversion feature. Pursuant to ASC 470-20-30-8, the value of the beneficial conversion feature is limited to the amount of the proceeds allocated to the embedded conversion option, with the result that the aggregate beneficial conversion features’ value is $281,799 and the aggregate debt discount (attributable to both the embedded conversion options and the warrants) is equal to the $580,000 total proceeds of the note. The individual beneficial conversion feature amounts and the relative fair values of the warrants were debited to debt discount (a contra-note payable account) and were credited to additional paid-in-capital. The individual debt discounts are being amortized on a straight-line basis (which would not be materially different then utilizing interest method over a ninety-day period) over the ninety-day life of the convertible notes. For the three and six months ended June 30, 2012, an aggregate of $433,333 of debt discount was amortized and recorded in other expenses in accompanying statement of operation. As June 30, 2012, the remaining balance of debt discount is $ $146,667.

Note 4 – Notes Payable - Continued

On June 29, 2012, the Company issued a $500,000 Bridge Unit (as hereafter defined) which consists of a twelve month convertible note and a warrant. Bridge Units are being offered in anticipation of a subsequent offering of $4,000,000 or greater of equity or convertible securities (“Subsequent Offering”).

The $500,000 note is convertible into shares of common stock, at the option of the holder, at a price equal to 65% of the conversion date twenty-day volume weighted average price of the common stock, if the Company does not complete a Subsequent Offering by maturity. The note is contingently and automatically convertible upon completion of the Subsequent Offering, into the Subsequent Offering securities at a price equal to 65% of the Subsequent Offering price. Conversion of the note is subject to a conversion blocker such that conversion is limited to the issuance of common stock that would give the holder beneficial ownership of 4.99%. The note holder is permitted to demand immediate repayment of principal and interest for any portion of the note that is unable to be converted due to the conversion blocker.

The warrant to purchase 500,000 shares of common stock is exercisable for three years after issuance at the exercise date twenty-day volume weighted average price of the common stock. Upon completion of the Subsequent Offering, the exercise price is contingently adjustable to 150% of the Subsequent Offering price to purchase the Subsequent Offering securities and the term is extended to three years from the completion of the Subsequent Offering. The warrants are (a) exercisable on a cashless basis after the first anniversary of warrant issuance; (b) subject to weighted average anti-dilution protection; and are (c) contingently redeemable by the Company at $0.00001 per share. The contingent redemption feature is permitted if (1) there is an effective registration statement covering resale of the shares issuable pursuant to the warrant; (2) the twenty day average closing bid price of the common stock is at least 200% of the current exercise price; (3) the twenty day average trading volume is at least 100,000 shares per day; and (4) there is not more than one trading day where there is no trading volume.

Conversion of the note and the warrant are limited to the number of shares of common stock issuable without exceeding the Company’s authorized maximum number of shares outstanding. The Company has agreed to use its commercially reasonable best efforts to obtain shareholder approval to increase the authorized maximum number of shares outstanding, if necessary.

It was determined pursuant to ASC 470-20-25-20, contingent conversion options, triggered by future events not controlled by the issuer, as the Company requires investors willing to provide $4,000,000 (the Subsequent Offering), aren’t recognized unless the triggering event occurs.

The Company determined that the operative embedded conversion is not bifurcated and accounted for as a derivative, primarily because this embedded conversion option, if freestanding, would not qualify as a derivative, on account of the fact that, at settlement, the Company would not be delivering an asset that is readily convertible into cash (eg. freely tradable securities that could be sold rapidly without significantly affecting share price).

The Company determined that the freestanding warrant was an equity instrument, but also separately determined that the aggregate value of the warrant pursuant to the operative conversion option was immaterial. Pursuant to the operative conversion option, the three-year warrant may be exercised into restricted or illiquid, thinly traded stock at the exercise date twenty-day volume weighted average price (“VWAP”). Accordingly, the Company believes that the accounting impact of this warrant is immaterial, particularly considering that any immaterial value attributable to the warrant would be subject to further discount, pursuant to the relative fair value method of determining the amount of the debt discount.

Note 4 – Notes Payable - Continued

Accordingly, no debt discount is being recorded in conjunction with these convertible notes.

No placement agent warrants were issuable in conjunction with this referral issuance and there were $61,843 of offering costs. Since no value was allocated to the equity instruments, all of the offering costs were allocated to the debt and were capitalized as debt issue costs and are being amortized on a straight-line basis over the twelve- month life of the convertible note.

Note 5 – Derivative Liabilities – Related Parties

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

For The Three and Six Months Ended June 30,2011
Risk free rate	0.10% - 0.17%
Expected volatility	65% - 70%
Expected life (in years)	0.13 - 0.38
Expected dividend yield	0%

The risk-free interest rate was based on the rates of treasury securities with the same terms as the terms of the instruments. The Company based expected volatility on the historical volatility for ten comparable publicly traded company’s common stock. The expected life of the notes was based on the maturity of the notes. The expected dividend yield of zero was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future. The gain on change in fair value of derivative liabilities, included in other income in the accompanying statements of operations was $334,501 and $377,220 for the three and six months ended June 30, 2011, respectively.

Note 5 – Derivative Liabilities – Related Parties - Continued

On September 21, 2011, immediately prior to, and conditioned upon the effectiveness of the Reverse Merger, all of the outstanding non-bridge convertible notes and the related accrued interest converted into equity. At that time the derivative liability associated with the embedded conversion options of notes issued to related parties was revalued at $1,133,186 and was reclassified to equity.

Note 6 – Equity

Consulting Agreements

On August 21, 2011, the Company entered into a three-month agreement for public relations and financial communications services. In consideration of services to be rendered, the Company agreed to pay $15,000 in cash per month in advance, for an aggregate of $45,000, and, subject to the consummation of the Reverse Merger, to issue 70,000 shares of vested Company common stock per month, for an aggregate of 210,000 shares, of which, 70,000 shares remained unissued as of December 31, 2011. Accordingly, during 2011, the Company accrued the equity issuance liability of $15,960. During the six months ended June 30, 2012, the remaining 70,000 shares were issued and the fair value of shares of $15,960 was credited to equity.

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

On November 30, 2011, the Company entered into a six-month agreement for investor relations services. In consideration of services to be rendered, the Company agreed to pay a minimum of $7,000 in cash per month in advance (subject to supplemental performance-based bonuses), for an aggregate of $42,000, and to immediately issue 75,000 shares of vested Company common stock, of which, 75,000 shares remained unissued as of December 31, 2011. Accordingly, during 2011, the Company accrued the equity issuance liability of $17,100. During the six months ended June 30, 2012, the remaining 75,000 shares were issued and the fair value of share of $17,100 was credited to equity.

Note 6 – Equity -Continued

Consulting Agreements - Continued

On January 15, 2012, the Company entered into a six-month agreement for investor relations services. In consideration of services to be rendered, the Company agreed to pay a minimum of $10,000 in cash per month for an aggregate of $60,000, and to issue 300,000 shares of vested Company common stock, of which, 300,000 shares remained unissued as of June 30, 2012. In connection with the unissued shares to consultants, at June 30, 2012, the Company recorded an accrued equity liability of $68,750 with a corresponding charge to stock based compensation.

On April 18, 2012, the Company amended a consulting services agreement pursuant to which, among other things, the Company agreed to issue seven-year warrants to purchase an additional 500,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Company also paid a cash fee of $100,000 on April 20, 2012. Upon the execution of original agreement, On November 25, 2011, the Company paid a fee of $150,000.

Second Private Offering

During the six months ended June 30, 2012, the Company had three additional closings of a private offering that commenced in December 2011 (the “Second Private Offering”) pursuant to which an aggregate of 4,356,669 investor units (“Second Units”) were sold at a price of $0.375 per Second Unit, resulting in $1,447,114 of aggregate net proceeds ($1,633,750 of gross proceeds less $186,636 of issuance costs). Each Second Unit consists of one share of common stock (deemed to represent $0.345 of the per Second Unit cost) and a warrant to purchase one-quarter share of common stock (deemed to represent $0.030 of the per Second Unit cost) (the “Second Investor Warrants”), such that an aggregate of 4,356,669 shares of common stock and Second Investor Warrants to purchase 1,089,169 shares of common stock were issued.

The Second Private Offering was made on a “best efforts” basis with respect to a maximum of 8,000,000 Second Units ($3,000,000 of aggregate proceeds).  In addition, in the event the maximum number of Second Units was sold, the placement agent and the Company had the option to offer an additional 2,666,667 Second Units ($1,000,000 of aggregate proceeds).

The Second Investor Warrants are exercisable for a period of five years at an exercise price of $1.00 per full share of common stock.  The Second Investor Warrants may be called for redemption by the Company at any time upon not less than 30 or more than 60 days prior written notice, provided that, at the time of delivery of such notice, (i) there is a registration statement covering the resale of the shares underlying the Second Investor Warrants; (ii) the average closing bid price for the Company’s common stock for each of the 20 consecutive trading days prior to the date of the notice of redemption is at least $2.00, as proportionally adjusted to reflect any stock splits, stock dividends, combinations of shares or like events; and (iii) the average trading volume for the Company’s common stock is at least 100,000 shares per day during the 20 consecutive trading days prior to the date of the notice of redemption and that during such 20-day period there is no more than one trading day in which there is no trading in the Company’s common stock.

The Second Investor Warrants, at the option of the holder, may be exercised by cash payment of the exercise price to the Company. Alternatively, the Second Investor Warrants may be exercised on a cashless basis commencing one year after the date of the final closing of the Second Private Offering if no registration statement registering the shares underlying the Second Investor Warrants is then in effect. The exercise price and number of shares of common stock issuable on exercise of the Second Investor Warrants may be adjusted in certain circumstances including stock splits, stock dividends, and future issuances of the Company’s equity securities without consideration or for consideration per share less than $0.375 (as specified in the warrant agreement).

Note 6 – Equity - Continued

Second Private Offering – Continued

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

In connection with the Second Private Offering, the Company executed a registration rights agreement, whereby the Company committed to file a registration statement covering the resale of the common stock underlying the Second Units sold or to be sold in the Second Private Offering and the common stock that is issuable upon exercise of the Second Investor Warrants (but not the common stock that is issuable upon exercise of the Second Broker Warrants) within 75 days of the final closing of the Second Private Offering, and to use commercially reasonable efforts to cause the registration statement to become effective no later than 150 days after it is filed. On January 17, 2012, the Company filed a registration statement on Form S-1 that included the Second Private Offering registrable securities. The registration statement was amended and became effective on May 29, 2012.

Stock Warrants

During the six months ended June 30, 2011, the Company issued warrants to purchase 40,000 shares of common stock at an exercise price of $0.319 per share for a term of five years to two note holders in connection with the issuance of convertible notes payable aggregating $63,000 in principal amount. Using the binomial lattice options pricing model, the Company determined that the relative fair value of the warrants was $4,750. The fair value was recorded as a debt discount and amortized over the term of the notes. The assumptions used in the binomial lattice options pricing model were as follows: risk-free rate of 1.77%; expected volatility of 70.0%; expected term of 4.2 years; expected dividend yield of 0%.

During the six months ended June 30, 2012, the Company issued warrants to purchase an aggregate of 2,453,169 shares of common stock at a weighted average exercise price of $0.884 per share. As of June 30, 2012, there were 50,751,620 outstanding and exercisable stock warrants with a weighted average exercise price of $0.638 per share, a weighted average remaining contractual life of 4.54 years and $0 of intrinsic value. The intrinsic value is calculated on the difference between the fair value of the Company’s restricted stock, which was $0.25 per share as of June 30, 2012, and the exercise price of the warrants.

Stock Options

During the six months ended June 30, 2011, the Company granted no stock options.

Note 6 – Equity – Continued

Stock Options - Continued

During the six months ended June 30, 2012, the Company granted to its directors, officers, employees and consultants ten-year options to purchase an aggregate of 23,275,000 shares of the Company’s common stock at an exercise price of $0.345 per share, of which 12,475,000 were granted under the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) and the remaining 10,800,000 (of which 6,900,000 were granted to the Company’s new Chief Executive Officer (“New CEO”)) were not granted pursuant to an established plan. The options vest as follows: (i) an option to purchase 6,900,000 shares of common stock granted to the New CEO vested on an accelerated basis in November 2011 based on the New CEO meeting specified performance criteria; (ii) an option to purchase 2,500,000 shares of common stock vests one-third immediately, one-third on September 21, 2012 and one-third on September 21, 2013; (iii) options to purchase an aggregate of 13,325,000 shares of common stock vest one-third 0.7-1.0 years from the date of grant, one-third 1.7-2.0 years from the date of grant and one-third 2.7-3.0 years from the date of grant; and (iv) options to purchase an aggregate of 550,000 shares of common stock vest ratably on a quarterly basis over a three-year term.

The aggregate grant date value of approximately $5,090,000 will be recognized proportionate to the vesting terms. The weighted average estimated fair value of the stock options granted during the six months ended June 30, 2012 was $0.22 per share. The weighted average assumptions used in the Black-Scholes option pricing model were as follows: risk-free rate of 1.03%; expected volatility of 75.0%; expected term of 5.79 years; expected dividend yield of 0%. In March 2012, the Compensation Committee of the Company’s Board of Directors determined that the New CEO’s options became fully vested effective November 2011 as a result of the execution of a strategic alliance with a major customer. Although the option was not formally granted prior to December 31, 2011, the New CEO had a contractual right to the vested options pursuant to his employment agreement, and, accordingly, the Company accrued the equity issuance liability of $1,526,970 at December 31, 2011 based on the full value of the option as of December 31, 2011, when the restricted stock was valued at $0.345 per share. On January 9, 2012, the New CEO’s options were issued and the $1,444,170 issuance date value of the options was credited to equity. The weighted average assumptions used in the Black-Scholes option pricing model were as follows: risk-free rate of 0.85%; expected volatility of 75.0%; expected term of 5.00 years; expected dividend yield of 0%.

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

During the three months ended June 30, 2012 and 2011, the overall stock-based compensation expense recorded by the Company associated with options was $462,183 and $83,172, respectively. During the six months ended June 30, 2012 and 2011, the overall stock-based compensation expense recorded by the Company associated with options was $893,145 and $162,809, respectively. These amounts have been included in operating expenses in the accompanying statements of operations. As of June 30, 2012, there was approximately $2,333,000 unrecognized stock-based compensation expense that will be amortized over a weighted average period of 2.3 years. As of June 30, 2012, there were 22,208,334 outstanding stock options with a weighted average exercise price of $0.345 per share, a weighted average remaining contractual life of 9.5 years and no intrinsic value. As of June 30, 2012, there were 7,779,167 exercisable stock options with a weighted average exercise price of $0.345 per share, a weighted average remaining contractual life of 9.5 years and no intrinsic value.

Note 7 – Related Party Transactions

On January 1, 2012, the Company entered into a new agreement with a stockholder to provide financial advisory services to the Company. The Company agreed to pay fees of $10,000 per month for twelve months, as well as a one-time fee of $40,000, which represented $100,000 for the six months ended June 30, 2012.

Note 8 - Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2012	December 31, 2011

Accrued commissions	$432,660	$164,123
Accrued payroll	314,555	328,942
Accrued vacation liability	163,966	150,207
Accrued professional fees	36,942	259,733
Payroll tax payable (1)	567,863	537,289
TOTAL	$1,515,986	$1,440,294

(1)	Includes accrual for interest and penalties.

Accrued expenses include liabilities for unpaid payroll taxes along with an estimate of related interest and penalties. In 2011, the IRS placed Federal tax liens aggregating approximately $502,000 against the Company in connection with these unpaid payroll taxes. The Company is currently in discussions with the IRS to implement an installment payment plan.

Note 9 – Commitments and Contingencies

Employment Agreements

The Company hired a new Chief Financial Officer (the “New CFO”) on January 23, 2012. In connection with his appointment, the New CFO received (i) an annual base salary of $175,000; (ii) eligibility for bonus compensation; (iii) an option to purchase 1,000,000 shares of the Company’s common stock, vesting over a period of three years, under the 2011 Plan, exercisable at a price of $0.345 per share; and (iv) 100,000 shares of the Company’s restricted common stock with a grant date of January 23, 2012, which was recognized immediately. In addition, in the event that the New CFO was terminated without reasonable cause, he would be entitled to a severance payment equal to six months of his base salary at the time of termination. On February 15, 2012, the New CFO was granted an option to purchase 500,000 shares of the Company’s common stock, vesting over a period of three years, under the 2011 Plan, exercisable at a price of $0.345 per share. Both of the New CFO’s options are included in the above “Option Grants” discussion.

Operating Lease

The Company leases facilities in Folsom, California, Las Vegas, Nevada and Raleigh, North Carolina under non-cancelable operating leases. For the six months ended June 30, 2012 and 2011, rent expense was $124,249 and $126,767, respectively, and was recorded as part of general and administrative expenses within the statements of operations.

Note 9 – Commitments and Contingencies – Continued

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

Future minimum payments (exclusive of the benefit of the Las Vegas sublease income) at June 30, 2012 required under the operating leases are as follows:

Years Ending Dec 31,
2012	$176,956
2013	$360,394
2014	$379,695
2015	$225,426
2016	$90,593
2017	$46,313
$1,279,378

Note 10 – Subsequent Events

On July 17, 2012 and July 30, 2012 the Company completed the closings of a private placement offering pursuant to which the Company sold 100 units and 200 units respectively, of its securities (the “Bridge Units”) for gross proceeds of $100,000 and $200,000, respectively, at an offering price of $1,000 per Bridge Unit.  Each of the Bridge Units consists of (i) an 8% Convertible Promissory Note and (ii) a warrant to purchase one share of the Company’s common stock for, $0.0001 par value per share, for each dollar invested at an initial exercise price per share equal to the average of the daily volume weighted average prices of the shares of the Company’s common stock for the 20consecutive trading days (the “20-day VWAP”) immediately preceding the date of the exercise of the Bridge Warrants. The Company used the net proceeds from the closings of the Bridge Offering for general working capital.

Note 10 – Subsequent Events - Continued

Effective July 18, 2012, the Company board of directors authorized the grant of an aggregate of 863,334 non-statutory, non-plan stock options to four persons including an aggregate of 500,000 options to two members of our Advisory Board, 30,000 options to a contractor and 333,334 to a former executive in connection with a separation arrangement. The options issued to the Advisory Board members have a ten year term, subject to earlier forfeiture, and vest ratably over the twelve quarters following the date of grant. The options issued to the contactor have a ten year term, subject to earlier forfeiture, and vest ratably over the three year period following the date of grant. The options issued pursuant to the separation agreement have a one year term and vested on issuance. All of the foregoing options are exercisable at the fair value for the Company common stock on the date of grant.

Effective July 18, 2012, the Company accelerated the vesting on an aggregate of 1,250,000 options previously issued to the members of our board of directors, the result being that such options vested immediately. In addition, the Company is authorized to issue an aggregate of 1,750,000 new non-plan, non-statutory options to members of its board of directors including 250,000 options to each incumbent member, excluding New CEO, waived his right to receive such additional options, and 500,000 options to each new member. The options issued to the incumbent members vest on the first anniversary of their respective engagements as directors. 250,000 of the options issued to each of the new board members vested on issuance and the remaining 250,000 options issued to such members vest on the first anniversary of their respective appointments. All of the newly issued director options have an exercise price equal to the fair value of our common stock on the date of grant and have a ten year term subject to earlier forfeiture.

Effective July 18, 2012, 1,370,000 options were issued to employees as part of the approved employee stock option plan. All of these options have an exercise price of $0.348 per share and have a ten year term subject to earlier forfeiture.

On July 18, 2012, our Board of Directors approved a banking agreement with Roth Capital Partners for the purpose of raising additional working capital for the Company.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), including our unaudited condensed consolidated financial statements for the quarters ended June 30, 2012 and 2011 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Rackwise, Inc., a Nevada corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors in Item 1.A in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012 (“Annual Report”). Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview

We are a software development, sales and marketing company. We create Microsoft applications for network infrastructure administrators that provide for the modeling, planning and documentation of data centers. Our Data Center Management (DCM) software product, Rackwise®, is used by over 100 companies worldwide. Our product provides a multi-layered set of solutions for reporting on the multiple aspects of a company’s data center, including power consumption, power efficiency, carbon footprint, green grid and density requirements. This reporting allows customers to plan data center expansions and contractions as well as equipment usage more energy efficiently and cost effectively. Our product’s advanced design and ability to tightly interface with other new technologies, like Intel’s newest proprietary computer chips, enables it to collect more real-time information (real-time means instantaneous and continuous) associated with more data center equipment usage than products from our competitors. We intend to continue to take advantage of new technologies that will add to our competitive differentiators.

As reflected in our financial statements for the quarter ended June 30, 2012, we have generated significant losses raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2011 and 2010 stating that we have not achieved a sufficient level of revenues to support our business and have suffered recurring losses from operations. Our ability to execute our business plan is dependent upon our generating cash flow sufficient to fund operations. Our business strategy may not be successful in addressing these issues. If we cannot execute our business plan, our stockholders may lose their entire investment in us.

We expect that with the infusion of additional capital and with additional management we will be able to increase software and professional services sales, and to expand the breadth of our product offerings. We intend to do the following:

•	Continue to add interfaces to our existing product offerings, which would make us a differentiator in the market.

•	Establish industry partners, “value added resellers” (VARs), and strategic services partners to sell our product to customers, and to perform some of the services necessary to support the installation and maintenance of our product.

•	Initiate specific new marketing efforts to coordinate and lead our initiatives for greater market recognition with special emphasis on contacting and educating industry analysts to spread the word of our capabilities.

•	Increase sales of our product by growing our sales team. During the first and second quarter of 2012, we hired sales personnel to cover all 6 regions in the US and Latin America and further added sales personnel to support sales of our products through strategic partnerships.

•	Expand our product offerings to include monitoring and managing the balance of our customer’s IT infrastructure.

Recent Developments and Trends

In April 2012, we completed a private placement offering pursuant to which we sold an aggregate principal amount of $400,000 in 12% convertible promissory notes. Each of the notes matures 90 days after issuance and is convertible, at the option of the holder, into units of our securities, at a price of $0.45 per unit, each unit consisting of one share of our common stock and one warrant representing the right to purchase one share of our common stock for a period of five years from issuance at an exercise price of $1.00 per share. If issued, the warrant will be exercisable on a cashless basis and will contain weighted average anti-dilution price protection. We are have drafted a proposal for the existing note holders to extend the maturity date of the notes and are currently in negotiation with regards to the terms of such agreement.

In May 2012, we sold an aggregate principal amount of $180,000 in 12% convertible promissory notes. Each of the notes matures 90 days after issuance and is convertible, at the option of the holder, into units of our securities, at a price of $0.40 per unit, each unit consisting of one share of our common stock and a warrant representing the right to purchase one share of our common stock for a period of five years from issuance at an exercise price of $0.80 per share. If issued, the warrant will be exercisable on a cashless basis and will contain weighted average anti-dilution price protection.

On July 17, 2012 and July 30, 2012 the Company completed the closings of a private placement offering pursuant to which the Company sold 100 units and 200 units respectively, of its securities (the “Bridge Units”) for gross proceeds of $100,000 and $200,000, respectively, at an offering price of $1,000 per Bridge Unit.  Each of the Bridge Units consists of (i) an 8% Convertible Promissory Note and (ii) a warrant to purchase one share of the Company’s common stock for, $0.0001 par value per share, for each dollar invested at an initial exercise price per share equal to the average of the daily volume weighted average prices of the shares of the Company’s common stock for the 20 consecutive trading days (the “20-day VWAP”) immediately preceding the date of the exercise of the Bridge Warrants  The Company used the net proceeds from the closings of the Bridge Offering for general working capital.

Following the completion of the Bridge Offering, we intend to engage in a sale of our equity (or any convertible) securities yielding aggregate gross proceeds to us of at least $4,000,000 (the “Subsequent Offering”). For the purposes of this discussion, “Subsequent Offering Price” is the price per share of our common stock (or the conversion price of any security convertible into common stock) comprising or included in the units (the “Subsequent Offering Units”) that we sell in the Subsequent Offering. This Quarterly Report does not constitute an offer to sell, or a solicitation of an offer to purchase, any of the foregoing or other securities of ours. Any such offer may only be made by offering materials issued by us. The foregoing referenced securities have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and such securities may not be offered or sold within the United States or to or for the account or benefit of U.S. persons unless registered under the Securities Act and any applicable state securities laws or an exemption from such registration is available.

Revenues

Revenues are generated from the licensing, subscription and maintenance of our enterprise software product and professional services fees.

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

Results of Operations

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

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

The capital that we raised in 2011 and into 2012 has permitted us to proceed with our planned infrastructure investments. During the six months ended June 30, 2012, we hired 18 people, including 12 salespersons, which brought us to a full complement of sales staff to support sales in the U.S. and Latin America markets. We also increase staffing to support sales of our product through resellers, system integrators, distribution partners, and OEM partners, resulting in increased revenues over prior periods. We expect this sales force to enable us to continue to grow our revenues and capture additional market share of the DCIM market, however, there can be no assurance that we will be successful in meeting our goals.

We reported net losses of $2,671,444 and $4,900,559 and $1,266,410 and $2,165,537 for the three and six months ended June 30, 2012 and 2011, respectively. The increase in net loss was $1,405,034 or 111% for the three months ended June 30, 2012 and was $2,735,022 or 126%% for the six months ended June 30, 2012.

Revenues

Our revenues for the three and six months ended June 30, 2012 were $1,192,489 and $1,876,638, as compared to revenues of $260,106 and $796,581 for the three and six months ended June 30, 2011. Revenues increased by $932,383, or 358%, for the three months ended June 30, 2012, and increased by $1,080,057, or 136%, for the six months ended June 30, 2012. Such increases were primarily due to increased sales efforts from our expanded sales force. Software license revenues were $801,444 and $1,132,849 in the three and six month periods ended June 30, 2012, as compared to $112,433 and $259,045 in the comparative periods in 2011, increases of $689,011 and $873,804, or 613% and 337%, respectively. Maintenance revenues were $271,392 and $556,115 in the three and six month periods ended June 30, 2012, as compared to $211,890 and $489,779 in the comparative periods in the prior year, increases of $59,502 and $66,336, or 28% and 14%, respectively. Software subscription revenues were $68,448 and $136,370 in the three and six month periods ended June 30, 2012, as compared to $(52,217) and $47,757 in the comparative quarter, increases of $120,665 and $88,613, or 186% and 231%, respectively. We recorded $51,205 of professional service revenues during the three and six months ended June 30, 2012, as compared to no professional services revenues during the three and six months ended June 30, 2011.

Direct cost of revenues

The direct cost of revenues during the three and six months ended June 30, 2012 and 2011 was $56,332 and $118,297, and $49,705 and $98,471, respectively, representing increases of $6,627 and $19,826, or 13% and 20%. The direct cost of revenues as a percentage of revenues was approximately 5% and 6% during the three and six months ended June 30, 2012, and 19% and 12% during the comparative periods in the prior year. It is impractical for us to break out direct cost of revenues by the types of revenues cited in the revenue discussion above, because it would be necessary to implement time reporting in our small customer support function, which would reduce productivity with little added value.

Sales and marketing expenses

Sales and marketing expenses increased by $1,173,566 and $1,834,491, or 356% and 318%, during the three and six months ended June 30, 2012, to $1,502,993 and $2,412,066, from $329,427 and $557,575 during the three and six months ended June 30, 2011. These increases primarily relate to hiring additional sales personnel, and increased commission expense resulting from increased revenues.

Research and development expenses

Research and development expenses increased by $284,708 and $754,271, or 104% and 169%, during the three and six months ended June 30, 2012, to $558,432 and $1,199,544 from $273,724 and $445,273 during the three and six months ended June 30, 2011. These increases also primarily relates to recruiting and compensation costs associated with expansion of the research and development staff in accordance with our strategic plan.

General and administrative expenses

General and administrative expenses were $1,300,092 and $2,609,596 during the three and six months ended June 30, 2012, as compared to $693,319 and $1,256,796 during the three and six months ended June 30, 2011, increases of $606,773 and $1,352,800, or 88% and 108%. These increases resulted primarily from additional legal and audit fees associated with public company reporting, an approximate $155,000 non-cash charge associated with the future cash flow shortfall associated with the subletting of our Las Vegas office space, plus increased executive and administrative costs to drive and support our business expansion.

Interest, net

Interest expense was $7,056 and $7,729 during the three and six months ended June 30, 2012 as compared to $143,077 and $283,390 during the three and six months ended June 30, 2011, representing decreases of 95% and 97%. The decreases resulted primarily from the conversion of outstanding notes payable from a liability to equity on September 21, 2011.

Amortization of debt discount

During the three and six months ended June 30, 2012, we recorded $433,333 for amortization of debt discount, as compared to $203,265 and $509,263 during the three and six months ended June 30, 2011, representing an increase of 113% for the three month period and a decrease of 15% for the six month period. The increase in the past three months was due to the issuance of convertible notes payable. The decrease in the six month period resulted primarily from the conversion of outstanding notes payable from a liability to equity on September 21, 2011.

Gain on change in fair value of derivative liabilities

During the three and six months ended June 30, 2012, we recorded no gain on change in fair value of our derivative liabilities as compared to gains of $334,501 and $377,220 during the three and six months ended June 30, 2011, representing a decrease of 100%. On September 21, 2011, upon the conversion of outstanding notes payable to equity, the derivative liabilities were marked to fair value and then were reclassified to equity.

Other income (expense)

During the three and six months ended June 30, 2012, we recorded other income (expense) of $(5,695) and $3,368 which primarily related to the disposition of fixed assets.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	June 30, 2012	December 31, 2011

Cash	$267,953	$613,443
Working Capital Deficiency	$(4,492,418)	$(3,944,873)
Notes Payable (Gross - Current)	$1,130,000	$50,000

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

Prior to the reverse merger we consummated on September 21, 2011, we relied primarily on debt financing from our directors and principal stockholders and their affiliates to fund our operations. We borrowed an aggregate of $2,337,980 and $1,453,757 (net of repayments of $200,000) during the years ended December 31, 2011 and 2010, respectively.

In November 2011, we completed a private placement offering in which we sold an aggregate of 20,311,251 units of our securities at a price of $0.25 per unit, consisting of 20,311,251 shares of common stock and warrants to purchase 10,155,627 shares of common stock, and received gross proceeds of $5,077,811, which included the conversion of the $2,275,000 principal amount, plus accrued interest, of outstanding bridge notes. In connection with this offering, we paid the placement agent in the offering aggregate commissions of $153,000 and issued to the placement agent warrants to purchase an aggregate of 612,000 shares of our common stock, and incurred other offering costs of approximately $186,000.

In January 2012, we completed a private placement offering in which we sold an aggregate of 8,269,203 units of our securities at a price of $0.375 per unit, consisting of 8,269,203 shares of common stock and warrants to purchase 2,067,303 shares of common stock, and received gross proceeds of $3,100,950. In connection with this offering, we paid the placement agent in the offering aggregate commissions of $217,595 and issued to the placement agent warrants to purchase an aggregate of 580,253 shares of our common stock.

In April and May 2012, we completed private placement offerings in which we sold an aggregate of $400,000 and $180,000, respectively, in principal amount of 12% convertible promissory notes.

We have raised an aggregate of $800,000 from the sale of Bridge Units in a private offering which commenced in June 2012.

The proceeds from these private placement offerings is being used to fund (1) $180,000–$240,000 per annum of recurring legal and accounting expenses as a result of being a public company, (2) our existing operating deficits while we invest in our sales, research and development and support functions, which we believe will enable us to broaden our product line(s) and enhance our marketing efforts to increase revenues and generate operating surpluses by the end of 2012, and (3) general working capital needs of our business. We do not currently anticipate any material capital expenditures.

Availability of Additional Funds

As a result of the above developments, which raised additional cash and, importantly, resulted in the conversion of most of our indebtedness into equity, our working capital situation improved. Looking forward, our business plan relies on accelerated sales to provide cash to fund our working capital needs. Working capital needs include funding the development of future releases of our software, additional headcount to sell and to service a broader market for our products, and other investments necessary to grow our company. Our ability to generate additional sales, and the timing of such sales, is dependent on many factors outside of our control. As a result, we may need to raise additional funds through one or more offerings of debt, equity or convertible securities. There can be no assurance, however, that such financing will be available or will be available on acceptable terms.

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

Subsequent to June 30, 2012, our Board of Directors approved a banking agreement with Roth Capital Partners for the purpose of raising additional working capital for the Company.

Six Months Ended June 30, 2012 and 2011

As expected, our net losses and usage of cash has expanded, while we await the expected benefits of our infrastructure investments.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2012 and 2011, amounted to $2,549,357 and $1,181,393, respectively. During the six months ended June 30, 2012, the net cash used in operating activities was primarily attributable to the $4,900,559 net loss, partially offset by $1,535,581 of non-cash adjustments, and $815,621 was generated from changes in operating assets and liabilities. During the six months ended June 30, 2011, the net cash used in operating activities was primarily attributable to the $2,165,537 net loss, partially offset by $275,676 of non-cash adjustments, and $708,468 was generated from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 and 2011 amounted to $278,030 and $53,382, respectively. The net cash used in investing activities for the six months ended June 30, 2012 related primarily to technology for new hires and furniture for the new Folsom, California office. Acquisitions of intangible assets (shapes acquired from a graphic designer for our database library that are schematics of specific computer equipment) for the six months ended June 30, 2012 and 2011 amounted to $61,217 and $38,484, respectively.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 and 2011 amounted to $2,481,897 and $1,261,469, respectively. For the six months ended June 30, 2012, the net cash provided by financing activities resulted primarily from net proceeds from the issuance of common stock and warrants of $1,466,977 (gross proceeds of $1,653,611 less $186,634 of issuance costs) and proceeds from new borrowing s of $1,018,157 (gross proceeds of $1,080,000 less $61,843 of issuance costs). For the six months ended June 30, 2011, the net cash provided by financing activities resulted primarily from new borrowings of $1,487,980.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2012 our disclosure controls and procedures were effective.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2012, we sold an aggregate principal amount of $400,000 in 12% convertible promissory notes. The notes mature 90 days after issuance and are convertible, at the option of the holder, into units of our securities, at a price of $0.20 per unit, each unit consisting of one share of our common stock and a warrant representing the right to purchase one share of our common stock for a period of five years from issuance at an exercise price of $0.30 per share. The notes contain weighted average anti-dilution protection. If issued, the warrant will be exercisable on a cashless basis and will contain weighted average anti-dilution price protection.

In May 2012, we sold an aggregate principal amount of $180,000 in 12% convertible promissory notes. The notes mature 90 days after issuance and are convertible, at the option of the holder, into Company units, at a price of $0.40 per unit, each unit consisting of one share of our common stock and a warrant representing the right to purchase one share of our common stock for a period of five years from issuance at an exercise price of $0.80 per share. If issued, the warrant will be exercisable on a cashless basis and will contain weighted average anti-dilution price protection.

In June 2012, we commenced an offering under which we sold 500 Bridge Units for gross proceeds of $500,000 during the quarter ended June 30, 2012.

All of our unregistered sales of equity securities during the quarter ended June 30, 2012 were made in reliance on Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D promulgated thereunder and involved transactions by an issuer not involving any public offering. As more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, the net proceeds from such securities sales were used for general working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We are in default under a December 8, 2008, 5% Senior Promissory Note (the “Note”) issued to a principal shareholder. Interest and principal became due on the Note on June 10, 2009. As at June 30, 2012 we owed $50,000 in principal and $8,273 in accrued interest on the Note. We intend to pay off the Note, including all accrued interest due thereon, as and when funding or revenues permit.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Effective July 18, 2012 Kenneth Spiegeland resigned as one of our directors. His resignation was not the result of any disagreement with us relating to our operations, policies or procedures. On July 18, 2012 we authorized an increase in the size of the board to up to seven members and John Kyees and William Andrew were appointed as new directors. On July 18, 2012 we also restructured our existing board committees. Our Audit Committee now consists of Michael Feinberg, J. Sherman Henderson III and John Kyees. Our Compensation Committee now consists of J. Sherman Henderson III (Chairman), Edward F. Feighan and Michael Feinberg. Our Nomination and Corporate Governance Committee now consists of Guy A. Archbold (Chairman), Edward F. Feighan and William Andrew.

John Kyees retired from active business practice in 2010 but continues to serve on the board of directors of 5 public companies (Casual Male Retail Group, Vera Bradley, Teavana, Hot Topic and Rackwise). Prior to retirement, he was Chief Financial Officer for several companies including Urban Outfitters, bebe Stores, Skinmarket, HC Holdings, Ashley Stewart, Limited’s Express, Chas. A. Stevens (division of Hartmarx), J.L. Hudson Co. (division of Dayton Hudson which became Target), The Model A and Model T Motor Car Reproduction Co., and Ford Motor Co.

William Andrew is a private investor and is a co-founder and life member of the Andrew Family Foundation, a co-founder and president of the AFC Public Foundation, President of Andrew Trust Company, CEO of Werdna Corporation which is a family wealth management organization, co-founder and chair emeritus of the Board of Trustees of the Summit School of Ahwatukee, a general partner of the private equity firm Inlign Capital Partners, a Limited Partner of and current member of the Executive Committee of the Arizona Diamondbacks, an ex-officio member of the Board of Directors of Valley Youth Theatre, a Director of the Arizona Community Foundation and a Trustee of Xavier College Preparatory. He has served in board or management committee roles for many companies including Knights Apparel, Inlign Wealth Management, Applied Photonics, Whisper Creek Log Homes and Sound Surgical Technologies. Dr. Andrew earned his M.S. and Ph.D. degrees in electrical engineering from Arizona State University in 1990 and 1996, respectively. His research interests included imaging radar systems and computational electromagnetics.

Effective July 18, 2012, our board of directors authorized the grant of an aggregate of 863,334 non-statutory, non-plan stock options to four persons including an aggregate of 500,000 options to two members of our Advisory Board, 30,000 options to a contractor and 333,334 to a former executive in connection with a separation arrangement. The options issued to the Advisory Board members have a ten year term, subject to earlier forfeiture, and vest ratably over the twelve quarters following the date of grant. The options issued to the contactor have a ten year term, subject to earlier forfeiture, and vest ratably over the three year period following the date of grant. The options issued pursuant to the separation agreement have a one year term and vested on issuance. All of the foregoing options are exercisable at the fair market value for our common stock on the date of grant.

Effective July 18, 2012 we accelerated the vesting on an aggregate of 1,250,000 options previously issued to the members of our board of directors, the result being that such options vested immediately. In addition, we authorized an aggregate of 1,750,000 new non-plan, non-statutory options to members of our board of directors including 250,000 options to each incumbent member, excluding Guy A. Archbold who waived his right to receive such additional options, and 500,000 options to each new member. The options issued to the incumbent members vest on the first anniversary of their respective engagements as directors. 250,000 of the options issued to each of the new board members vested on issuance and the remaining 250,000 options issued to such members vest on the first anniversary of their respective appointments. All of the newly issued director options have an exercise price equal to the fair market value of our common stock on the date of grant and have a ten year term subject to earlier forfeiture.

Effective July 18, 2012, 1,370,000 options were issued to employees as part of the approved employee stock option plan. All of these options have an exercise price of $0.348 per share and have a ten year term subject to earlier forfeiture.

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

RACKWISE, INC.

Date: August 10, 2012	By:	/s/ Guy A. Archbold
Guy A. Archbold, Chief Executive Officer

Date: August 10, 2012	By:	/s/ Jeff Winzeler
Jeff Winzeler, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

