Form 10-Q/A
period 2012-06-30
Rackwise, Inc.
filed 2012-08-29
CIK 1476638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Rackwise, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 (“Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on August 10, 2012.  The Company is filing this amendment to the Form 10-Q (“Form 10-Q/A”) solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the consolidated financial statements and related footnotes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  Except as described above, no other changes have been made to the Form 10-Q, and this Form 10-Q/A does not modify or update any other information in the Form 10-Q.  Information not affected by the changes described above is unchanged and reflects the disclosures made at the time the Form 10-Q was filed.  Among other things, forward-looking statements made in the Form 10-Q have not been updated or revised to reflect events, results or developments that have occurred, or facts that have become known to the Company after the date of the Form 10-Q, and such forward-looking statements should be read in their historical context.  This Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Form 10-Q, including any amendments to those filings.

Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

* These exhibits were previously included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed with the SEC on August 10, 2012.

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

3

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RACKWISE, INC.

Date: August 29, 2012	By:	/s/ Guy A. Archbold
Guy A. Archbold, Chief Executive Officer
(principal executive officer)

Date: August 29, 2012	By:	/s/ Jeff Winzeler
Jeff Winzeler, Chief Financial Officer
(principal financial officer)

4

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

__________

* These exhibits were previously included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed with the SEC on August 10, 2012.

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