Form 10-Q
period 2012-09-30
Rackwise, Inc.
filed 2012-11-15
CIK 1476638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 104,889,459 shares of the issuer’s common stock outstanding as of November 9, 2012.

RACKWISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

Rackwise, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$44,099	$613,443
Accounts receivable, net of allowance for factoring fees
of $51,166 and $3,582 respectively	133,649	212,950
Deferred financing costs	101,859	-
Prepaid expenses and other current assets	47,991	73,564

Total Current Assets	327,598	899,957

Property and equipment, net	337,763	130,072
Intangible assets, net	220,790	162,452
Deposits and other assets	55,847	22,132

Total Assets	$941,998	$1,214,613
Liabilities and Stockholders' Deficiency
Current Liabilities:
Accounts payable	$2,262,039	$1,072,716
Accounts payable - related parties	-	3,090
Due to factor	640,772	179,145
Accrued expenses	1,776,648	1,440,294
Accrued issuable equity	49,000	1,560,030
Accrued interest - related parties	17,005	7,648
Notes payable, net of deferred discount of $3,075	1,453,897	-
Notes payable - related parties, net of deferred discount of $3,075 and $0, respectively	223,897	50,000
Capital lease obligations	-	3,815
Current portion of deferred rent	87,036	2,759
Deferred revenues	586,028	525,333

Total Current Liabilities	7,096,322	4,844,830
Deferred rent, non-current portion	101,107	21,650

Total Liabilities	7,197,429	4,866,480
Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $0.0001 par value;
authorized - 10,000,000 shares;
issued and outstanding - none	-	-
Common stock, $0.0001 par value;
authorized - 300,000,000 shares;
issued and outstanding - 99,822,253 and 94,863,803
shares, respectively	9,982	9,487
Additional paid-in capital	35,423,763	30,225,066
Accumulated deficit	(41,689,176)	(33,886,420)
Total Stockholders' Deficiency	(6,255,431)	(3,651,867)
Total Liabilities and Stockholders' Deficiency	$941,998	$1,214,613

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Revenues	$545,859	$664,822	$2,422,497	$1,461,403
Direct cost of revenues	256,463	63,746	374,760	162,217

Gross Profit	289,396	601,076	2,047,737	1,299,186

Operating Expenses
Sales and marketing	1,214,102	445,079	3,626,168	1,022,654
Research and development	590,547	271,818	1,790,091	717,091
Transaction expenses	-	882,403	-	882,403
General and administrative	1,046,848	1,067,470	3,656,444	2,324,266

Total Operating Expenses	2,851,497	2,666,770	9,072,703	4,946,414

Loss From Operations	(2,562,101)	(2,065,694)	(7,024,966)	(3,647,228)

Other Income (Expense)
Interest	(40,678)	(49,550)	(48,407)	(332,940)
Amortization of debt discount	(165,121)	(123,117)	(598,454)	(632,380)
Amortization of deferred financing costs	(20,372)	(179,062)	(20,372)	(347,632)
Gain on change in fair value of derivative liabilities	-	165,063	-	542,283
Loss on extinguishment	(113,925)	-	(113,925)	-
Other income	-	-	3,368	-

Total Other Expense	(340,096)	(186,666)	(777,790)	(770,669)

Net Loss	$(2,902,197)	$(2,252,360)	$(7,802,756)	$(4,417,897)

Net Loss Per Common Share - Basic and Diluted	$(0.03)	$(0.05)	$(0.08)	$(0.11)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	96,573,612	44,746,997	96,204,933	41,905,720

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders' Deficiency

For The Nine Months Ended September 30, 2012

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2012	94,863,803	$9,487	$30,225,066	$(33,886,420)	$(3,651,867)

Issuance of common stock and
warrants - private placement, net	4,931,668	493	1,514,733	-	1,515,226

Issuance of accrued equity	145,000	14	1,560,016	-	1,560,030

Issuance of restricted shares
as compensation	100,000	10	34,490	-	34,500

Warrants and beneficial conversion features issued as debt discount in connection with notes payable	-	-	604,605	-	604,605

Stock-based compensation	-	-	1,408,042	-	1,408,042

Exercise of warrants	31,782	3	19,861	-	19,864

Cancellation of shares pursuant to
settlement agreement	(250,000)	(25)	(56,975)	-	(57,000)

Incremental value of warrants issued to extinguish debt	-	-	113,925	-	113,925

Net loss	-	-	-	(7,802,756)	(7,802,756)

Balance - September 30, 2012	99,822,253	$9,982	$35,423,763	$(41,689,176)	$(6,255,431)

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The
	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(7,802,756)	$(4,417,897)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	69,965	37,653
Amortization of intangible assets	107,930	104,057
Loss on sale of fixed assets	5,837	-
Forgiveness of note receivable - stockholder	-	187,717
Stock-based compensation	1,491,542	255,799
Cancellation of shares pursuant to settlement agreement	(57,000)	-
Loss on extinguishment	113,925	-
Change in fair value of derivative liabilities	-	(542,283)
Amortization of debt discount	598,454	632,380
Amortization of deferred financing costs	20,372	347,632
Provision for factoring fees	47,584	(122,133)
Deferred rent	163,734	-
Changes in operating assets and liabilities:
Accounts receivable	31,717	1,056,369
Prepaid expenses and other current assets	25,573	(85,642)
Deposits and other assets	(33,715)	(4,191)
Accounts payable	1,189,323	458,496
Accounts payable – related parties	(3,090)	103,637
Accrued expenses	340,299	393,728
Accrued interest – related parties	9,357	326,429
Deferred revenues	60,695	(354,733)

Total Adjustments	4,182,502	2,794,915

Net Cash Used in Operating Activities	(3,620,254)	(1,622,982)

Cash Flows From Investing Activities
Acquisition of property and equipment	(283,493)	(51,202)
Acquisition of intangible assets	(166,268)	(70,022)

Net Cash Used in Investing Activities	(449,761)	(121,224)

Cash Flows From Financing Activities
Proceeds from notes payable	405,000	2,337,980
Proceeds from notes payable - related party	175,000	-
Proceeds from bridge units	1,050,000	-
Issuance of common stock and warrants, net [1]	1,515,226	513,093
Proceeds of warrant exercise	19,864	3,045
Deferred financing costs	(122,231)	(347,632)
Due to factor, net	461,627	(605,730)
Payment of capital lease obligations	(3,815)	(5,239)

Net Cash Provided by Financing Activities	3,500,671	1,895,517

Net (Decrease)/Increase In Cash	(569,344)	151,311

Cash - Beginning	613,443	47,366

Cash - Ending	$44,099	$198,677

[1] Gross proceeds of $1,748,747, less issuance costs of $233,521.

Rackwise, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The
	Nine Months Ended September 30,
	2012	2011
Supplemental Disclosures of Cash Flow Information:

Non-cash financing activites:
Issuance of accrued equity	$1,560,030	$-
Conversion of accrued interest into shares of common stock	$-	$688,337
Conversion of accrued interest into notes payable	$3,945	$-
Cancellation of shares	$(57,000)	$-
Conversion of notes payable into common stock	$-	$5,750,753
Reclassification of derivative liabilities into equity	$-	$1,133,186
Warrants issued in connection with convertible notes	$-	$4,750

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial statements of the Company as of September 30, 2012. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2011 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012.

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

Note 2 - Liquidity, Going Concern and Management’s Plans - Continued

During the nine months ended September 30, 2012 and the twelve months ended December 31, 2011, the Company raised net proceeds of approximately $3,043,000 (gross proceeds of approximately $3,399,000 less approximately $356,000 of issuance costs) and approximately $6,088,000 (gross proceeds of approximately $6,544,000 less issuance costs of approximately $455,000), respectively, in private offerings of common stock, warrants and debt funding. This capital has permitted the Company to proceed with its infrastructure investments.

As expected, the Company’s net losses and usage of cash have increased, while it awaits the expected benefits of its investment. During the nine months ended September 30, 2012 and 2011, the Company recorded net losses of approximately $7,803,000 and $4,418,000, respectively, while revenues increased to approximately $2,422,000 from approximately $1,461,000. During the nine months ended September 30, 2012 and 2011, the Company used cash in operating activities of approximately $3,620,000 and $1,623,000, respectively. As of September 30, 2012, the Company has limited cash of approximately $44,000, a working capital deficiency of approximately $6,769,000, an accumulated deficit of approximately $41,689,000 and has withheld approximately $732,000 of payroll tax liabilities from wages paid which have yet to be remitted to the taxing authorities. Subsequent to September 30, 2012, the Company raised an additional $676,250 of gross proceeds from a private placement offering. The Company plans to raise an additional $6,000,000 from the offering underway, which should provide enough cash to fund operations for the next twelve months. However, there can be no assurance that the Company will be successful in raising this amount of capital.

The Company believes it will be successful in its efforts to continue to grow its business; however, there can be no assurance that it will meet its revenue forecasts or, when necessary, be successful in raising additional debt or equity financing to fund its operations on terms agreeable to the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

Note 3 – Significant Accounting Policies

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. At the time accounts receivable are originated, the Company considers a reserve for doubtful accounts based on the creditworthiness of customers. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. During the three and nine months ended September 30, 2012 and 2011, the Company’s losses from bad debts were not material. Actual losses could differ materially in the near term from the amounts estimated in determining the allowance.

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

Concentration of Credit Risk and Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount. The Company generally does not require collateral from its customers and generally requires payment in 30 days. The Company evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses as necessary. Historically, such losses have been within management’s expectations.

The majority of revenues were derived from customers in the United States of America. In the three and nine months ended September 30, 2012, 89% and 88%, respectively, of revenues were from customers in the United States of America. For the nine months ended September 30, 2012, approximately 8% of revenues were from the European region, 1% from Americas countries not including the United States and 2% from the Asia Pacific region. Comparatively, in the nine months ended September 30, 2011, 95% of revenues were from the United States and 5% from the European region. Two customers provided 13% and 11%, respectively, of revenues during the three months ended September 30, 2012 while one customer provided 29% of revenues during the three months ended September 30, 2011. During the nine months ended September 30, 2012, one customer provided 33% of revenues while one customer provided 13% of revenues during the nine months ended September 30, 2011. All of the Company’s long-lived assets are located in the United States of America.

As of September 30, 2012, the Company had three customers representing 39%, 31% and 13% of accounts receivable, respectively. As of December 31, 2011, the Company had two customers each representing 46% of accounts receivable.

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

For software arrangements with multiple elements, which in the Company’s case are comprised of (1) licensing fees, (2) professional services, and (3) maintenance/support, revenue is recognized dependent upon whether vendor specific objective evidence (“VSOE”) of fair value exists for separating each of the elements. Licensing rights are generally delivered at time of invoice, professional services are delivered within one to nine months and maintenance is for a twelve month contract. Accordingly, licensing revenues are recognized upon invoice, professional services are recognized when all services have been delivered and maintenance revenue is amortized over a twelve month period. The Company determined that VSOE exists for both the delivered and undelivered elements of its multiple-element arrangements. The Company limits its assessment of fair value to either (a) the price charged when the same element is sold separately or (b) the price established by management having the relevant authority. There may be cases, however, in which there is objective and reliable evidence of fair value of the undelivered item(s) but no such evidence for the delivered item(s). In those cases, the selling price method is used to allocate the arrangement consideration, if all other revenue recognition criteria are met. Under the selling price method, the amount of consideration allocated to the delivered item(s) is calculated based on estimated selling prices.

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

Note 3 – Significant Accounting Policies – Continued

Net Loss Per Common Share

 Basic net loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding for the three and nine months ended September 30, 2012 (1) includes the weighted average impact of 925,000 shares of common stock issuable as of September 30, 2012; and (2) excludes the weighted average impact of the 3,000,000 shares of common stock being held in escrow (the “Escrowed Shares”). Weighted average shares outstanding for the three and nine months ended September 30, 2011 (1) includes the weighted average underlying shares exercisable with respect to the issuance of 1,609,747 warrants exercisable at less than $0.01 per share; and (2) excludes the weighted average impact of the Escrowed Shares. In accordance with the accounting literature, (1) the Company has given effect to the issuance of the issuable stock and the warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration; and (2) the Company has excluded the impact of the Escrowed Shares because they are contingently returnable.

Diluted net loss per common share adjusts basic net loss per common share for the effects of potentially dilutive financial instruments, only in the periods in which such effects exist and are dilutive. At September 30, 2012, outstanding stock options and warrants to purchase 25,558,334 and 51,965,901 shares of common stock, respectively, were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive. At September 30, 2011, outstanding stock warrants to purchase 36,558,880 shares of common stock were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive.

Reclassification

Certain accounts in the prior period condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current period condensed consolidated financial statements. These reclassifications have no effects on the previously reported net loss.

Note 4 – Notes Payable

5% Note

In December 2008, the Company issued a $50,000 5% note payable (the 5% Note”) to a related party that is a greater than 10% beneficial owner. The 5% Note was due in June 2009 and was in default at September 30, 2012 and December 31, 2011. Accrued interest related to the note was $9,521 and $7,648 at September 30, 2012 and December 31, 2011, respectively, which is included in Accrued Interest –Related Parties in the accompanying balance sheet.

12% Notes – Original Issuance

 In April and May 2012, the Company completed and closed an offering of ninety day 12% convertible promissory notes (the “12% Notes”) in which it sold an aggregate principal amount of $580,000 in notes to five investors. Each of the 12% Notes was scheduled to mature ninety days after issuance and was convertible, at the option of the holder, into Company units, at a price of $0.40 to $.0.45 per unit, each unit consisting of one share of the Company’s common stock and one warrant representing the right to purchase one share of the Company’s common stock for a period of five years from issuance at an exercise price of $0.80 to $1.00 per share. The warrants were exercisable on a cashless basis and contain weighted average anti-dilution price protection.

Note 4 – Notes Payable – Continued

12% Notes – Original Issuance - Continued

The Company determined that the warrants issuable in conjunction with the conversion of the notes were equity instruments and calculated the aggregate value of the warrants to be $638,013, by utilizing the Black-Scholes option pricing model (inputs were stock price of $0.68 to $0.94; exercise prices of $0.80 to $1.00; expected term of 5.3 years; volatility of 75%; dividend rate of 0% and discount rate of 0.75%-0.88%). The Company then compared the value of the warrants to the face value of the 12% Notes and determined that the aggregate relative fair values of the 12% Notes and the issuable warrant were $281,799 and $298,201, respectively.

The Company determined that the embedded conversion options were equity instruments and should not be bifurcated and accounted for as a derivative. The Company then determined that the aggregate beneficial conversion features’ value exceeded the relative fair value attributed to the 12% Notes and therefore the value attributed to the beneficial conversion was limited to $281,799 and the aggregate debt discount (attributable to both the beneficial conversion feature and the warrants) was equal to the $580,000 total proceeds of the 12% Notes. The individual debt discounts were amortized over the ninety-day life of the 12% Notes, such that the Company recorded debt discount amortization of $146,667 and $580,000 related to the 12% Notes for the three and nine months ended September 30, 2012, respectively.

12% Notes – Amended Terms

During July and August 2012, the Company and the investors agreed to extend the maturity of the 12% Notes an additional ninety days, while amending the terms of the 12% Notes (the “Amended 12% Notes”) and the warrants that are issuable upon conversion. In addition, two of the existing investors each purchased half of a 12% Note (the “Purchased 12% Note”) for the original face value plus $3,945 of accrued interest, such that the original $100,000 12% Note was canceled and each of the investors received a new $51,973 Amended 12% Note. The embedded conversion option was repriced at the lesser of $0.20 per unit or the Subsequent Offering (a subsequent offering of $4,000,000 or greater of equity or convertible securities) price and became subject to weighted average anti-dilution protection. The warrants issuable upon conversion of the Amended 12% Notes into units were repriced at the lesser of $0.30 per share of common stock or the exercise price of the warrants offered in the Subsequent Offering. In addition, if the Subsequent Offering has warrant coverage that exceeds 100%, the Amended 12% Note holders will be entitled to the same warrant coverage.

The Company determined that the amendments to the terms of the 12% Notes and the warrants that are issuable upon conversion constituted an extinguishment for accounting purposes on account of the fact that the Purchased 12% Note was now held by new creditors and because the change in the fair value of the issuable warrants associated with the rest of the Amended 12% Notes exceeded 10% of the face value of the original 12% Notes. The Company determined that the warrants issuable in conjunction with the conversion of the Amended 12% Notes were equity instruments and the Company valued the modified and original issuable warrants on the modification date by utilizing the Black-Scholes option pricing model (inputs for the modified issuable warrants were restricted stock price of $0.14; exercise prices of $0.30; expected term of 4.9-5.0 years; volatility of 75%; dividend rate of 0% and discount rate of 0.60%-0.80%).

Note 4 – Notes Payable – Continued

12% Notes – Amended Terms - Continued

There was no extinguishment gain or loss associated with the Purchased 12% Notes because the original investor did not receive any additional consideration other than the face value plus accrued interest. Therefore, the $24,605 relative fair value of the modified issuable warrants associated with the Purchased 12% Notes was recorded as a new debt discount. The $113,925 change in the fair value of the issuable warrants associated with the rest of the Amended 12% Notes was recognized as a loss on extinguishment of the original 12% Notes. The Company then determined that the embedded conversion options associated with the Amended 12% Notes were equity instruments and should not be bifurcated and accounted for as a derivative. In addition, the Company determined that there was no beneficial conversion feature associated with the Amended 12% Notes because the embedded conversion option was out-of-the money. The individual debt discounts are being amortized over the new ninety day life of the Amended 12% Notes, such that the Company recorded debt discount amortization of $18,454 related to the Amended 12% Notes for the three and nine months ended September 30, 2012 and the remaining unamortized debt discount related to the Amended 12% Notes was $6,151 at September 30, 2012. Accrued interest was $7,485 and $18,740 related to the $176,973 of Amended 12% Notes held by a related party (a director) and the $406,973 of other Amended 12% Notes at September 30, 2012, respectively.

8% Notes

In June, July and August 2012, the Company completed and closed on an offering of Bridge Units (as hereafter defined) which consists of a twelve month 8% convertible note (the “8% Notes”) and a warrant (the “Bridge Warrant”). Bridge Units are being offered in anticipation of the Subsequent Offering. The Company closed on $500,000 of Bridge Units on June 29, 2012 and another $550,000 during July and August 2012.

The 8% Notes are convertible into shares of common stock, at the option of the holder, at a price equal to 65% of the conversion date twenty-day volume weighted average price of the common stock, if the Company does not complete a Subsequent Offering by maturity. The 8% Notes are contingently and automatically convertible upon completion of the Subsequent Offering, into the Subsequent Offering securities at a price equal to 65% of the Subsequent Offering price. Conversion of the 8% Notes is subject to a conversion blocker such that conversion is limited to the issuance of common stock that would give the holder beneficial ownership of 4.99% of the common stock outstanding. The note holder is permitted to demand immediate repayment of principal and interest for any portion of the 8% Notes that is unable to be converted due to the conversion blocker.

The Bridge Warrants to purchase an aggregate of 1,050,000 shares of common stock are exercisable for three years after issuance at the exercise date twenty-day volume weighted average price of the common stock. Upon completion of the Subsequent Offering, the exercise price is contingently adjustable to 150% of the Subsequent Offering price to purchase the Subsequent Offering securities and the term is extended to three years from the completion of the Subsequent Offering. The Bridge Warrants are (a) exercisable on a cashless basis after the first anniversary of warrant issuance; (b) subject to weighted average anti-dilution protection; and are (c) contingently redeemable by the Company at $0.00001 per share. The contingent redemption feature is permitted if (1) there is an effective registration statement covering resale of the shares issuable pursuant to the warrant; (2) the twenty day average closing bid price of the common stock is at least 200% of the current exercise price; (3) the twenty day average trading volume is at least 100,000 shares per day; and (4) there is not more than one trading day where there is no trading volume.

Note 4 – Notes Payable – Continued

8% Notes - Continued

Conversion of the 8% Note and the Bridge Warrant are limited to the number of shares of common stock issuable without exceeding the Company’s authorized maximum number of shares outstanding. The Company has agreed to use its commercially reasonable best efforts to obtain shareholder approval to increase the authorized maximum number of shares outstanding, if necessary.

It was determined that contingent conversion options, triggered by future events not controlled by the issuer (such as the Subsequent Offering which requires the participation of investors willing to invest an aggregate of $4,000,000), are not recognized unless the triggering event occurs.

The Company determined that the freestanding Bridge Warrants were equity instruments, but also separately determined that the aggregate value of the Bridge Warrants, pursuant to the operative exercise price, was immaterial, because the Bridge Warrant currently may only be exercised into restricted or illiquid, thinly traded stock at the exercise date twenty-day volume weighted average price. Accordingly, the Company believes that the accounting impact of this warrant is immaterial, particularly considering that any immaterial value attributable to the Bridge Warrant would be subject to further discount, pursuant to the relative fair value method of determining the amount of the debt discount.

The Company determined that the embedded conversion option was an equity instrument and should not be bifurcated and accounted for as a derivative for the reasons discussed above. The Company then determined that there were no beneficial conversion features attributable to the 8% Notes because the embedded conversion option was out-of-the-money.

Accordingly, no debt discount was recorded in conjunction with the 8% Notes. Accrued interest related to the 8% Notes was $16,326 at September 30, 2012.

Three-year placement agent warrants to purchase 45,000 shares of common stock at the exercise date twenty-day volume weighted average price of the common stock are issuable in conjunction with the offering of Bridge Units (subject to adjustment if the 8% Notes are converted) and were determined to currently have an immaterial value. There were $122,231 of offering costs. Since no value was allocated to the equity instruments, all of the offering costs were allocated to the debt and were capitalized as deferred financing costs and are being amortized over the twelve-month life of the 8% Notes. Deferred financing costs of $20,372 were amortized during the three and nine months ended September 30, 2012.

Note 5 – Derivative Liabilities – Related Parties

In accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity ”, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company determined that embedded conversion options of various notes payable outstanding in 2011 which did not have fixed settlement provisions and accordingly were not indexed to the Company’s own stock, were deemed to be derivative liabilities. The embedded conversion options of certain notes issued by the Company prior to 2012 did not have fixed settlement provisions as the conversion and exercise prices were not fixed and determinable on the date of issuance. In accordance with ASC Topic 718, “Stock Compensation” (“ASC 718”), the conversion options of the notes were bifurcated from their respective host contracts and recognized as derivative liabilities. The warrants issued in connection with the same notes payable were not deemed to be derivative liabilities because they had a fixed settlement provision. The fair values of these derivative liabilities were re-measured at the end of every reporting period with the change in value reported in the statement of operations.

Note 5 – Derivative Liabilities – Related Parties - Continued

The fair values of the embedded conversion options, which were associated with certain notes payable issued to related parties prior to 2012, were measured using the binomial lattice options pricing model with the following assumptions:

For The Nine Months Ended September 30, 2011
Risk free rate	0.10% - 0.17%
Expected volatility	65% - 70%
Expected life (in years)	0.13 - 0.38
Expected dividend yield	0%

The risk-free interest rate was based on the rates of treasury securities with the same terms as the terms of the instruments. The Company based expected volatility on the historical volatility for ten comparable publicly traded company’s common stock. The expected life of the notes was based on the maturity of the notes. The expected dividend yield of zero was based upon the fact that the Company has not historically paid dividends and does not expect to pay dividends in the future.

On September 21, 2011, immediately prior to, and conditioned upon the effectiveness of the Reverse Merger, all of the outstanding non-bridge convertible notes and the related accrued interest converted into 19,533,586 shares of the Company’s common stock. At that time the derivative liability associated with the embedded conversion options of notes issued to related parties was revalued at $1,133,186 and was reclassified to equity. The gain (loss) on change in fair value of derivative liabilities, included in other income in the accompanying statements of operations was $165,063 and $542,283 for the three and nine months ended September 30, 2011, respectively.

Note 6 – Equity

Consulting Agreements

On August 21, 2011, the Company entered into a three-month agreement for public relations and financial communications services. In consideration of services to be rendered, the Company agreed to pay $15,000 in cash per month in advance, for an aggregate of $45,000, and, subject to the consummation of the Reverse Merger, to issue 70,000 shares of vested Company common stock per month, for an aggregate of 210,000 shares, of which, 70,000 shares remained unissued as of December 31, 2011. Accordingly, during 2011, the Company accrued the equity issuance liability of $15,960. During the nine months ended September 30, 2012, the remaining 70,000 shares were issued and the fair value of shares of $15,960 was credited to equity.

Note 6 – Equity –Continued

Consulting Agreements - Continued

On November 16, 2011, the Company entered into a twelve-month agreement for investor relations services with a consultant. In consideration of services to be rendered, the Company agreed to pay $6,000 in cash per month in advance, for an aggregate of $72,000, and to immediately issue 500,000 shares of vested Company common stock, plus an additional 500,000 shares of common stock at the six month anniversary of the agreement. The Company valued the shares and recorded the full value of issued shares and cash payments as consulting expense at the issuance date. For the year ended December 31, 2011, the Company recorded stock-based compensation expense of $114,000 (value of the first 500,000 shares), included in general and administrative expenses in the accompanying statements of operations. On January 11, 2012, the Company terminated this agreement and on January 16, 2012, the Company entered into a settlement agreement whereby the consultant agreed to accept the initial $12,000 of 2011 cash payments and 250,000 shares of common stock (by returning 250,000 shares of common stock to the Company for cancellation) in full satisfaction of the terminated agreement. During the nine months ended September 30, 2012, the Company reversed $57,000 of stock-based compensation expense upon cancellation of the returned shares.

On November 30, 2011, the Company entered into a six-month agreement for investor relations services. In consideration of services to be rendered, the Company agreed to pay a minimum of $7,000 in cash per month in advance (subject to supplemental performance-based bonuses), for an aggregate of $42,000, and to immediately issue 75,000 shares of vested Company common stock, of which, 75,000 shares remained unissued as of December 31, 2011. Accordingly, during 2011, the Company accrued the equity issuance liability of $17,100. During the nine months ended September 30, 2012, the remaining 75,000 shares were issued and the fair value of share of $17,100 was credited to equity.

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

On January 15, 2012, the Company entered into a six-month agreement for investor relations services. In consideration of services to be rendered, the Company agreed to pay a minimum of $10,000 in cash per month for an aggregate of $60,000, and to issue 300,000 shares of vested Company common stock, of which, 300,000 shares remained unissued as of June 30, 2012 and September 30, 2012. In connection with the unissued shares, at June 30, 2012, the Company accrued the equity issuance liability at the fair value of $68,750 and at September 30, 2012, the Company reduced the equity issuance liability to the fair value of $42,000 with a corresponding charge or credit to stock-based compensation expense.

On April 18, 2012, the Company amended a consulting services agreement pursuant to which, among other things, the Company agreed to issue an immediately vested, seven-year warrant to purchase an additional 500,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The grant date value of $198,500 was recognized immediately. In addition, the Company agreed to pay a one-time cash fee of $100,000, which was paid on April 20, 2012.

Note 6 – Equity –Continued

Consulting Agreements - Continued

On August 30, 2012, the Company entered into a six-month agreement for public relations and financial communication services. In consideration of services to be rendered, the Company agreed to pay a minimum of $15,000 in cash per month in advance, for an aggregate of $90,000, and to issue 50,000 shares of vested Company common stock per month, for an aggregate of 300,000 shares. As of September 30, 2012, 50,000 earned shares were unissued. In connection with the unissued shares, at September 30, 2012, the Company accrued the equity issuance liability of $7,000 with a corresponding charge to stock-based compensation expense.

Second Private Offering

During the nine months ended September 30, 2012, the Company had three additional closings of a private offering that commenced in December 2011 (the “Second Private Offering”) pursuant to which an aggregate of 4,356,669 investor units (“Second Units”) were sold at a price of $0.375 per Second Unit, resulting in $1,447,114 of aggregate net proceeds ($1,633,750 of gross proceeds less $186,636 of issuance costs). Each Second Unit consisted of one share of common stock and a warrant to purchase one-quarter share of common stock (the “Second Investor Warrants”), such that an aggregate of 4,356,669 shares of common stock and Second Investor Warrants to purchase 1,089,169 shares of common stock were issued. The Second Investor Warrants are redeemable in certain circumstances, are exercisable for a period of five years at an exercise price of $1.00 per full share of common stock and are subjected to weighted average anti-dilution protection.

The placement agent for the Second Private Offering earned a cash commission of 10% or 5% of the funds raised from investors in the Second Private Offering that were directly attributable to or referred by the placement agent, respectively. In addition, the placement agent received five-year warrants to purchase shares of common stock (the “Second Broker Warrants”) equal to 10% or 5% of the Second Units sold to investors in the Second Private Offering that were directly attributable or referred to the placement agent, respectively. The Second Broker Warrants are identical to the Second Investor Warrants in all material respects except that (i) the resale of the common stock underlying them is not covered by a registration statement; and (ii) they have an exercise price of $0.375 per share of common stock. As a result of the foregoing arrangement, in connection with the three 2012 closings, the placement agent (1) was paid aggregate cash commissions of $136,500; and (2) was issued Second Broker Warrants to purchase 364,000 shares of common stock.

Third Private Offering

During the nine months ended September 30, 2012, the Company had one closing of a private offering that commenced on September 1, 2012 (the “Third Private Offering”), pursuant to which an aggregate of 575,000 investor units (“Third Units”) were sold at a price of $0.20 per Third Unit resulting in $68,113 of aggregate net proceeds ($115,000 of gross proceeds less $46,887 of issuance costs). Each Third Unit consists of one share of common stock and a redeemable warrant to purchase one share of common stock (the “Third Investor Warrants”), such that investors received an aggregate of 575,000 shares of common stock and Third Investor Warrants to purchase 575,000 shares of common stock (see Note 10 – Subsequent Events for details of closings subsequent to September 30, 2012).

Note 6 – Equity – Continued

Third Private Offering – Continued

Pursuant to the Third Private Offering, Third Units will be offered at a purchase price equal to the lesser of (a) $0.20 per Third Unit or the five day volume weighted average price (“VWAP”), until the earlier of a maximum of 25,000,000 Third Units (subject to an additional 5,000,000 Third Units (b) for over-allotments) have been sold or until December 30, 2012, which date may be extended by the Company in writing. If an investor elects to participate in the Third Private Offering for at least 50% of the funds that such investor has invested in the Company since September 21, 2011, the Company will reduce the exercise price of such investor’s warrants previously issued by the Company to $0.30 per share. The first closing of the Third Private Offering on September 21, 2012 resulted in warrants to purchase 186,667 shares of common stock having their exercise price reduced to $0.30 per share, including warrants to purchase 86,667 and 100,000 shares whose original exercise price was $1.00 per share and the twenty day VWAP, respectively.

The Third Investor Warrants are exercisable for a period of five years at an exercise price of $0.30 per share of common stock, are subject to weighted average anti-dilution protection and possess piggy-back registration rights. The Third Investor Warrants are redeemable at a price of $0.0001 per share upon the provision of adequate notice, if and only if (a) the common stock’s average closing bid price exceeds $1.00 for five of any ten consecutive days; and (b) the twenty-day average daily volume exceeds 20,000 shares and there is no more than one single day of no volume.

The placement agent for the Third Private Offering is entitled to a cash commission of 10% of the funds raised from investors in the Third Private Offering. In addition, the placement agent is entitled to five-year redeemable warrants to purchase shares of common stock (the “Third Broker Warrants”) equal to 10% of the Third Units purchased by investors in the Third Private Offering. As a result of the foregoing arrangement, in connection with the one closing during the nine months ended September 30, 2012, the placement agent (1) was paid aggregate cash commissions of $11,500; and (2) was issued Third Broker Warrants to purchase 57,500 shares of common stock. The Third Broker Warrants are identical to the Third Investor Warrants in all material respects except that (i) the resale of the common stock underlying them is not covered by a registration statement; and (ii) they have an exercise price of $0.20 per share of common stock.

Note 6 – Equity – Continued

Stock Warrants

A summary of the stock warrant activity during the nine months ended September 30, 2012 is presented below:

				Weighted
		Weighted		Average
		Average		Remaining
	Number of	Exercise		Life	Intrinsic
	Warrants	Price		In Years	Value

Balance, December 31, 2011	48,362,014	$0.628
Issued	3,635,669	0.739	[1]
Exercised	(31,782)	0.625
Cancelled	-	-
Balance, September 30, 2012	51,965,901	$ 0.632	[2]	4.27	$-

Exercisable, September 30, 2012	51,965,901	$ 0.632	[2]	4.27	$-

[1] - Investor warrants to purchase 1,050,000 shares of common stock had a variable exercise price at issuance equal to the twenty day VWAP. These warrants are excluded from the weighted average exercise price.

[2] - Investor warrants to purchase 950,000 shares of common stock had a variable exercise price as of September 30, 2012. These warrants are excluded from the weighted average exercise price.

The following table presents information related to stock warrants at September 30, 2012:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.200	57,500	4.97	57,500
0.250	1,012,000	4.04	1,012,000
0.300	761,667	4.60	761,667
0.375	580,253	4.25	580,253
0.625	40,123,845	3.99	40,123,845
0.660	6,000,000	6.15	6,000,000
1.000	2,480,636	4.71	2,480,636
Variable	950,000	2.80	950,000
	51,965,901	4.27	51,965,901

Note 6 – Equity – Continued

Stock Warrants - Continued

The first closing of the Third Private Offering on September 21, 2012 resulted in warrants to purchase 186,667 shares of common stock having their exercise price reduced to $0.30 per share, including warrants to purchase 86,667 and 100,000 shares whose original exercise price was $1.00 per share and variable (the twenty day VWAP), respectively. See Note 6 – Equity – Third Private Offering for additional details.

The warrants outstanding in the tables above do not include (1) warrants issuable to investors upon conversion of their convertible notes; and (2) warrants issuable to the 8% bridge unit placement agent. See Note 4 – Notes Payable for additional details.

As of September 30, 2012, the warrants with a variable exercise price were exercisable at approximately $0.25 per share.

In addition, all of the warrants are subject to weighted average anti-dilution protection upon the issuance of common stock, or securities convertible into common stock, at prices below specified trigger prices. The Third Private Offering results in dilutive issuances pursuant to the terms of the warrants. The single third quarter closing of the Third Private Offering did not have a material effect on the exercise prices or quantities of the outstanding warrants as of September 30, 2012.

Stock Options

During the first quarter of 2012, the Company granted to its directors, officers, employees and consultants ten-year options to purchase an aggregate of 23,275,000 shares of common stock at an exercise price of $0.345 per share, of which options to purchase an aggregate of 12,475,000 shares of common stock were granted under the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) and the remaining options to purchase an aggregate of 10,800,000 shares of common stock (of which 6,900,000 were granted to the Company’s new Chief Executive Officer (“New CEO”)) were not granted pursuant to an established plan. The options vest as follows: (i) an option to purchase 6,900,000 shares of common stock granted to the New CEO vested on an accelerated basis in November 2011 based on the New CEO meeting specified performance criteria; (ii) an option to purchase 2,500,000 shares of common stock vests one-third immediately, one-third on September 21, 2012 and one-third on September 21, 2013; (iii) options to purchase an aggregate of 13,325,000 shares of common stock vest one-third 0.7-1.0 years from the date of grant, one-third 1.7-2.0 years from the date of grant and one-third 2.7-3.0 years from the date of grant; and (iv) options to purchase an aggregate of 550,000 shares of common stock vest ratably on a quarterly basis over a three-year term. The aggregate grant date value of approximately $5,090,000 will be recognized proportionate to the vesting terms.

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

Note 6 – Equity – Continued

Stock Options – Continued

During the third quarter of 2012, the Company granted to its directors, employees and consultants options ranging from one to ten years to purchase an aggregate of 3,983,334 shares of common stock at exercise prices ranging from $0.345 to $0.348 per share, of which options to purchase an aggregate of 1,370,000 shares of common stock were granted under the Company’s 2011 Plan and the remaining options to purchase an aggregate of 2,613,334 shares of common stock were not granted pursuant to an established plan. The options vest as follows: (i) an option to purchase 333,334 shares of common stock granted pursuant to an employee’s severance agreement vested immediately; (ii) options to purchase an aggregate of 500,000 shares of common stock granted to directors vested immediately; (iii) options to purchase an aggregate of 1,250,000 shares of common stock granted to directors vest on their respective one-year anniversary dates of service; (iv) options to purchase an aggregate of 950,000 shares of common stock granted to employees and a consultant vest ratably over three years on the grant date anniversaries; (v) an employee option to purchase 350,000 shares of common stock vests one-third on April 2, 2013, one-third on April 2, 2014 and one-third on April 2, 2015; (vi) an employee option to purchase 100,000 shares of common stock vests one-third on September 21, 2012, one-third on September 21, 2013 and one-third on September 21, 2014; and (vii) options to purchase an aggregate of 500,000 shares of common stock granted to members of the Company’s advisory board vest ratably on an quarterly basis over a term beginning on August 1, 2012 and ending on May 1, 2015. The aggregate grant date value of approximately $230,000 will be recognized proportionate to the vesting terms.

On July 18, 2012, the Company modified options to purchase an aggregate of 1,250,000 shares of common stock previously granted to the Company’s Board of Directors, such that the options became vested immediately. As a result of the modification, the Company immediately recorded incremental expense of $172,666.

In applying the Black-Scholes option pricing model to options granted, the Company used the following weighted average assumptions:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Risk free interest rate	0.66%	0.93%
Expected term (years)	5.11	5.51
Expected volatility	75.00%	75.00%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the stock options granted during the three and nine months ended September 30, 2012 was $0.06 and $0.20 per share, respectively. No stock options were granted during the three and nine months ended September 30, 2011. The Company used forfeiture assumptions of 10% to 20% per annum, per grantee.

The Company recorded stock-based compensation expense associated with options of approximately $515,000 and $1,210,000 during the three and nine months ended September 30, 2012, respectively, and approximately $93,000 and $256,000 during the three and nine months ended September 30, 2011, respectively. These amounts have been included in operating expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2012, there was approximately $1,763,000 of unrecognized stock-based compensation expense that will be amortized over a weighted average period of 2.0 years.

Note 6 – Equity – Continued

Stock Options – Continued

A summary of the option activity during the nine months ended September 30, 2012 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value

Outstanding, December 31, 2011	-	$-
Granted	27,258,334	0.345
Exercised	-	-
Forfeited	(1,700,000)	0.345
Outstanding, September 30, 2012	25,558,334	$0.345	9.3	$-
Exercisable, September 30, 2012	13,516,676	$0.345	9.1	$-

The following table presents information related to stock options at September 30, 2012:

Options Outstanding		Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.345	21,675,000	9.3	12,141,674
0.348	3,883,334	7.6	1,375,002
	25,558,334	9.1	13,516,676

Note 7 – Related Party Transactions

On January 1, 2012, the Company entered into a new agreement with a stockholder to provide financial advisory services to the Company. The Company agreed to pay fees of $10,000 per month for twelve months, as well as a one-time fee of $40,000, which represented $30,000 and $130,000 for the three and nine months ended September 30, 2012, respectively.

See Note 4 – Notes Payable for additional related party transactions.

Note 8 - Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2012	December 31, 2011

Accrued commissions	$449,782	$164,123
Accrued payroll	328,294	328,942
Accrued vacation liability	194,816	150,207
Accrued professional fees	33,180	259,733
Payroll tax payable (1)	735,510	537,289
Accrued interest	35,066	-
TOTAL	$1,776,648	$1,440,294

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

Operating Leases

The Company leases facilities in Folsom, California, Las Vegas, Nevada and Raleigh, North Carolina under non-cancelable operating leases. For the three months ended September 30, 2012 and 2011, rent expense was $98,839 and $65,370, respectively, and for the nine months ended September 30, 2012 and 2011, rent expense was $223,089 and $192,137, respectively, and was recorded as part of general and administrative expenses within the statements of operations.

In January 2012, the Company executed a 63-month lease for 3,465 square feet of new headquarters office space in Folsom, California. The lease commenced on March 30, 2012. The base rent commences at $6,757 per month and escalates to $7,833 per month over the lease term. The Company is entitled to pay no base rent during each of the 13th, 26th, and 39th months of the lease.

Note 9 – Commitments and Contingencies – Continued

Operating Leases - Continued

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

Future minimum payments (exclusive of the benefit of the Las Vegas sublease income) at September 30, 2012 required under the operating leases are as follows:

Years Ending December 31,

2012	$88,699
2013	360,394
2014	379,695
2015	225,426
2016	90,593
2017	46,313
$1,191,121

Note 10 – Subsequent Events

Third Private Offering

Subsequent to September 30, 2012, the Company had four additional closings of the Third Private Offering (see Note 6 - Equity – Third Private Offering), pursuant to which 3,922,975 Third Units were sold at a price per unit equal to the lesser of (i) $0.20 and (ii) the five-day VWAP as quoted on the OTC Bulletin Board, resulting in $676,250 of aggregate gross proceeds. Each Third Unit consists of one share of common stock and a redeemable warrant to purchase one share of common stock. In addition, the Company incurred offering costs of $10,795, plus the placement agent was paid cash commissions of $67,625 and was issued five-year Third Broker Warrants to purchase shares of the Company’s common stock equal to 10% of the number of Third Units sold to investors, at an exercise price of $0.20 per share. The four closings resulted in warrants to purchase 1,578,209 shares of the Company’s common stock having their exercise price reduced to $0.30 per share, including warrants to purchase 939,875, 488,334 and 150,000 shares whose original exercise price was $0.625 per share, $1.00 per share and the twenty day VWAP, respectively.

Note 10 – Subsequent Events  - Continued

Note Conversions

On October 4, 2012, a noteholder elected to convert a $75,000 Amended 12% Note and a $100,000 8% Note into an aggregate of 1,144,231 shares of common stock and five-year warrants to purchase an aggregate of 1,144,231 shares of common stock at an exercise price of $0.30 per share.

Non-binding Term Sheet

On November 9, 2012, the Company entered into a non-binding term sheet with Black Diamond Financial Group, LLC (“BD”) with respect to its proposed sale to BD of up to an aggregate principal amount of $5,500,000 in 3 year, Series A, 6% Convertible Senior Secured Notes (the “Notes”). The proposed purchase and sale transaction is subject to the execution of a definitive agreement and other closing conditions. A$750,000 Note is to be issued and sold to BD on the initial closing date of the transaction which is expected to be on December 1, 2012.Additional $750,000 Notes are to be issued and sold to BD in four installments on each of December 15, 2012, January 15, 2013, February 15, 2013 and March 15, 2013. A final Note in the principal amount of $1,750,000 is to be issued and sold to BD on April 15, 2013. The purchase price of the Notes will be equal to 91% of the principal amount of the Notes. The Notes will be secured by a first priority security interest in and lien on all of our assets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), including our unaudited condensed consolidated financial statements as of September 30, 2012 and December 31, 2011and for the three and nine months ended September 30, 2012 and 2011 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Rackwise, Inc., a Nevada corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

As reflected in our financial statements for the three and nine months ended September 30, 2012, we have generated significant losses raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2011 and 2010 stating that we have not achieved a sufficient level of revenues to support our business and have suffered recurring losses from operations. Our ability to execute our business plan is dependent upon our generating cash flow sufficient to fund operations. Our business strategy may not be successful in addressing these issues. If we cannot execute our business plan, our stockholders may lose their entire investment in us.

We expect that with the infusion of additional capital and with additional management we will be able to increase software and professional services sales, and to expand the breadth of our product offerings. We intend to do the following:

•	Continue to add interfaces to our existing product offerings, which would make us a differentiator in the market.

•	Establish industry partners, “value added resellers” (VARs), and strategic services partners to sell our product to customers, and to perform some of the services necessary to support the installation and maintenance of our product.

•	Initiate specific new marketing efforts to coordinate and lead our initiatives for greater market recognition with special emphasis on contacting and educating industry analysts to spread the word of our capabilities.

•	Increase sales of our product by though our sales team and partners. During the first and second quarter of 2012, we hired sales personnel to cover all regions in the US and Latin America and further added sales personnel to support sales of our products through strategic partnerships.

•	Expand our product offerings to include monitoring and managing the balance of our customer’s IT infrastructure.

Recent Developments and Trends

During the three months ended September 30, 2012, the Company had four closings of bridge units for aggregate gross proceeds of $550,000; and one closing of a private offering of investor units resulting in $115,000 of gross proceeds. Subsequent to September 30, 2012, the Company raised an additional $676,250 of gross proceeds from the private placement offering.

Revenues

Revenues are generated from the licensing, subscription and maintenance of our enterprise software product and professional services fees.

Direct cost of revenues

Direct cost of revenues includes the cost of server hosting, the cost of installing our software for new clients, commissions to third parties for installation of our software, royalties for third party software utilized in our products, the costs of support and operations dedicated to customer services and the costs of maintaining and amortizing our proprietary database.

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

Loss on extinguishment

Costs associated with the extension of the 12% notes, primarily the incremental value of the amended warrants.

Other income

Other income generally represents non-recurring income.

Results of Operations

Three and Nine months Ended September 30, 2012 Compared to Three and Nine months Ended September 30, 2011

Overview

Our current strategy is to raise capital and invest that capital in such a way that we rapidly grow our market share and revenues, eventually resulting in profits and cash from operations. However, this strategy requires a rapid build-up of infrastructure that will initially exacerbate our operating deficit, as the expected revenue expansion will lag the investment in infrastructure. The capital that we have raised, and likely will continue to raise, will be used to invest in an expanded salesforce, to fund development of the software product, to fund incremental legal and accounting costs associated with being a public company and to fund our operating deficit and general working capital requirements.

The capital that we raised in 2011 and into 2012 has permitted us to proceed with our planned infrastructure investments. During the nine months ended September 30, 2012, we hired 18 people, including 12 salespersons, which brought us to a full complement of sales staff to support sales in the U.S. and Latin America markets. We also increased staffing to support sales of our product through resellers, system integrators, distribution and other partners, resulting in increased revenues over prior periods. We expect this sales force to enable us to continue to grow our revenues and capture additional market share of the Data Center Infrastructure Management (DCIM) market, however, there can be no assurance that we will be successful in meeting our goals.

We reported net losses of $2,902,167 and $7,802,756 and $2,252,360 and $4,417,897 for the three and nine months ended September 30, 2012 and 2011, respectively. The increase in net loss was $649,807 or 29% for the three months ended September 30, 2012 and was $3,384,859 or 77% for the nine months ended September 30, 2012.

Revenues

Our revenues for the three and nine months ended September 30, 2012 were $545,859 and $2,422,497, as compared to revenues of $664,822 and $1,461,403 for the three and nine months ended September 30, 2011. Revenues decreased by $118,963, or 18%, for the three months ended September 30, 2012, and increased by $961,094, or 66%, for the nine months ended September 30, 2012. The decrease for the three months period was due to a slippage of license deals into the fiscal fourth quarter. The nine months increase was primarily due to increased sales efforts from our expanded sales force. Software license revenues were $151,468 and $1,284,416 in the three and nine month periods ended September 30, 2012, as compared to $336,335 and $609,415 in the comparative periods in 2011, a decrease of $184,867 and an increase of $675,001, or (55)% and 111%, respectively. Maintenance revenues were $275,635 and $831,750 in the three and nine month periods ended September 30, 2012, as compared to $258,072 and $747,851 in the comparative periods in the prior year, increases of $17,563 and $83,899, or 7% and 11%, respectively. Software subscription revenues were $56,846 and $193,216 in the three and nine month periods ended September 30, 2012, as compared to $60,415 and $94,137 in the comparative periods, a decrease of $3,569 and an increase of $99,079 or (6)% and 105%, respectively. We recorded $61,910 and $113,115 of professional service revenues during the three and nine months ended September 30, 2012, as compared to $10,000 in the comparative periods in the prior year, increases of $51,910 and $103,115, or 519% and 1031%, respectively.

Direct cost of revenues

The direct cost of revenues during the three and nine months ended September 30, 2012 and 2011 was $256,463 and $374,760, and $63,746 and $162,217, respectively, representing increases of $192,717 and $212,543, or 302% and 131%. The direct cost of revenues as a percentage of revenues was approximately 47% and 15% during the three and nine months ended September 30, 2012, and 10% and 11% during the comparative periods in the prior year. The increase in cost of revenues was mainly due to software royalty expense that commenced July 1, 2012 and the cost of handheld mobile devices which were procured and sold. It is impractical for us to break out direct cost of revenues by the types of revenues cited in the revenue discussion above, because it would be necessary to implement time reporting in our small customer support function, which would reduce productivity with little added value.

Sales and marketing expenses

Sales and marketing expenses increased by $769,023 and $2,603,514, or 173% and 255%, during the three and nine months ended September 30, 2012, to $1,214,102 and $3,626,168, from $445,079 and $1,022,654 during the three and nine months ended September 30, 2011. These increases primarily relate to hiring additional sales personnel, and increased commission expense resulting from increased revenues. Theses expenses declined $288,891 compared to the three months ended June 30, 2012, mainly due to reduced commissions.

Research and development expenses

Research and development expenses increased by $318,729 and $1,073,000, or 117% and 150%, during the three and nine months ended September 30, 2012, to $590,547 and $1,790,091 from $271,818 and $717,091 during the three and nine months ended September 30, 2011. These increases also primarily relate to recruiting and compensation costs associated with expansion of the research and development staff in accordance with our strategic plan.

Transaction expenses

Transaction expenses were $0 during the three and nine months ended September 30, 2012 compared to $882,403 during the three and nine months ended September 30, 2011. The decrease is attributable to no company transactions occurring in 2012 compared to the reverse merger completed in September 2011.

General and administrative expenses

General and administrative expenses were $1,046,848 and $3,656,444 during the three and nine months ended September 30, 2012, as compared to $1,067,470 and $2,324,266 during the three and nine months ended September 30, 2011, a decrease of $20,622 and an increase of $1,332,178, respectfully, or -2% or and 57%. The nine months increase resulted primarily from additional legal and audit fees associated with public company reporting, an approximate $155,000 non-cash charge associated with the future cash flow shortfall associated with the subletting of our Las Vegas office space, plus increased executive and administrative costs to drive and support our business expansion.

Interest

Interest expense was $40,678 and $48,407 during the three and nine months ended September 30, 2012 as compared to $49,550 and $332,940 during the three and nine months ended September 30, 2011, representing decreases of 18% and 85%. The decreases resulted primarily from the conversion of outstanding notes payable from a liability to equity on September 21, 2011.

Amortization of debt discount

During the three and nine months ended September 30, 2012, we recorded $165,121 and $598,454 for amortization of debt discount, as compared to $123,117 and $632,380 during the three and nine months ended September 30, 2011, representing an increase of 34% for the three month period and a decrease of 5% for the nine month period. The increase for the three month period was due to the issuance of convertible notes payable. The decrease in the nine month period resulted primarily from the reduction of overall debt financing.

Amortization of deferred financing costs

During the three and nine months ended September 30, 2012, we recorded $20,372 for amortization of deferred financing costs, as compared to $179,062 and $347,632 during the three and nine months ended September 30, 2011, representing decreases of 89% for the three month period and 94% for the nine month period.

Gain on change in fair value of derivative liabilities

During the three and nine months ended September 30, 2012, we recorded no gain on change in fair value of our derivative liabilities as compared to gains of $165,063 and $542,283 during the three and nine months ended September 30, 2011, representing a decrease of 100%. On September 21, 2011, upon the conversion of outstanding notes payable to equity, the derivative liabilities were marked to fair value and then were reclassified to equity.

Loss on extinguishment

During the three and nine months ended September 30, 2012 we recorded a loss on extinguishment of $113,925 as compared to no similar losses in the comparable periods in 2011. The loss was related to the extension of maturity of the 12% convertible notes sold in May and June 2012.

Other income

During the nine months ended September 30, 2012, we recorded other income of $3,368 which primarily related to the disposition of fixed assets.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	September 30, 2012	December 31, 2011

Cash	$44,099	$613,443
Working Capital Deficiency	$(6,768,724)	$(3,944,873)
Notes Payable (Gross - Current)	$1,683,944	$50,000

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

In May 2012, we completed a private placement offering in which we sold an aggregate of $580,000, in principal amount of 12% convertible promissory notes.

In July and August 2012, we completed and closed on an offering of Bridge Units which consisted of a twelve month 8% convertible note and a warrant. The Bridge Units were being offered in anticipation of a subsequent offering. We closed an aggregate of $1,050,000 of Bridge Units.

During September 2012, we had one closing of a Third Private Offering pursuant to which an aggregate of 575,000 investor units were sold at a price of $0.20 per unit resulting in $68,113 of aggregate net proceeds ($115,000 of gross proceeds less $46,887 of issuance costs). Subsequent to September 30, 2012, we raised an additional $676,250 of gross proceeds from the private placement offering . We plan to raise an additional $6,000,000 from the offering underway, which should provide enough cash to fund operations for the next twelve months. However, there can be no assurance that we will be successful in raising this amount of capital.

The proceeds from these private placement offerings are being used to fund (1) $180,000–$240,000 per annum of recurring legal and accounting expenses as a result of being a public company, (2) our existing operating deficits while we invest in our sales, research and development and support functions, which we believe will enable us to broaden our product line(s) and enhance our marketing efforts to increase revenues and generate operating surpluses by the end of 2013, and (3) general working capital needs of our business. We do not currently anticipate any material capital expenditures.

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

Nine months Ended September 30, 2012 and 2011

As expected, our net losses and usage of cash has expanded, while we await the expected benefits of our infrastructure investments.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2012 and 2011, amounted to $3,620,254 and $1,622,982, respectively. During the nine months ended September 30, 2012, the net cash used in operating activities was primarily attributable to the $7,802,756 net loss, partially offset by $2,562,343 of non-cash adjustments, and $1,620,159 was generated from changes in operating assets and liabilities. During the nine months ended September 30, 2011, the net cash used in operating activities was primarily attributable to the $4,417,897 net loss, partially offset by $900,822 of non-cash adjustments, and $1,894,093 was generated from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 and 2011 amounted to $449,761 and $121,224, respectively. The net cash used in investing activities for the nine months ended September 30, 2012 related primarily to technology for new hires and furniture for the new Folsom, California office. Acquisitions of intangible assets (shapes acquired from a graphic designer for our database library that are schematics of specific computer equipment) for the nine months ended September 30, 2012 and 2011 amounted to $166,268 and $70,022, respectively.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 and 2011 amounted to $3,500,671 and $1,895,517, respectively. For the nine months ended September 30, 2012, the net cash provided by financing activities resulted primarily from net proceeds from the issuance of common stock and warrants of $1,515,226 (gross proceeds of $1,748,747 less $233,521 of issuance costs) and proceeds from new borrowings of $1,630,000. For the nine months ended September 30, 2011, the net cash provided by financing activities resulted primarily from new borrowings of $2,337,980.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2012 our disclosure controls and procedures were effective.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our internal controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

In May 2012, we sold an aggregate principal amount of $180,000 in 12% convertible promissory notes. The notes mature 90 days after issuance and are convertible, at the option of the holder, into Company units, at a price of $0.20 per unit, each unit consisting of one share of our common stock and a warrant representing the right to purchase one share of our common stock for a period of five years from issuance at an exercise price of $0.30 per share. If issued, the warrant will be exercisable on a cashless basis and will contain weighted average anti-dilution price protection.

In June through August 2012, we completed a private placement offering of Bridge Units which consisted of a twelve month 8% convertible note and a warrant (as more fully discussed above under Overview — Recent Developments and Trends). The Bridge Units were being offered in anticipation of a subsequent offering. The Company closed an aggregate of $1,050,000 of Bridge Units. Each of the Bridge Units consists of (i) an 8% convertible promissory note (the “8% Notes”) and (ii) a three-year warrant to purchase one share of the Company’s common stock (the “Bridge Warrants”) for each dollar invested at an initial exercise price per share equal to the average of the daily volume weighted average prices of the shares of our common stock for the 20 consecutive trading days (the “20-day VWAP”) immediately preceding the date of the exercise of the Bridge Warrants. The 8% Notes are convertible into shares of our common stock, at the option of the holder, at a price equal to 65% of the 20-day VWAP immediately prior to the conversion date. The 8% Notes are also automatically convertible upon completion of the Subsequent Offering, into the Subsequent Offering securities at a price equal to 65% of the Subsequent Offering price. Subsequent Offering refers to our sale of our equity (or any convertible) securities first sold after the date of the issuance of the 8% Notes and on or prior to the 1 year anniversary of the issuance date, yielding aggregate gross proceeds to us of greater than $4,000,000. Conversion of the 8% Notes is subject to a conversion blocker such that conversion is limited to the issuance of common stock that would give the holder beneficial ownership of 4.99% of the common stock outstanding. In the event of completion of the Subsequent Offering, the exercise price is adjustable to 150% of the Subsequent Offering price to purchase the Subsequent Offering securities and the term is extended to three years from the completion of the Subsequent Offering. The Bridge Warrants are (a) exercisable on a cashless basis after the first anniversary of warrant issuance, (b) subject to weighted average anti-dilution protection and are (c) contingently redeemable by us at $0.00001 per share. The contingent redemption feature is permitted if (i) there is an effective registration statement covering resale of the shares issuable pursuant to the Bridge Warrants, (ii) the twenty day average closing bid price of our common stock is at least 200% of the then current exercise price, (iii) the twenty day average trading volume is at least 100,000 shares per day and (iv) there is not more than one trading day where there is no trading volume.

In September and October 2012, we completed five closings of our ongoing private placement offering pursuant to which we sold 4,497,975 units of securities (“PPO Unit”) for gross proceeds of $791,250, at a purchase price equal to the lesser of (i) $0.20 per PPO Unit or (ii) the five day volume weighted average price immediately preceding the applicable closing (“VWAP”), with each PPO Unit consisting of (a) one share of common stock and (b) a five-year warrant to purchase one share of our common stock at an exercise price of $0.30 per share (the “PPO Warrants”). We used the net proceeds from the closings of the PPO for general working capital. The five closings resulted in warrants to purchase 1,764,876 shares of our common stock having their exercise price reduced to $0.30 per share, including warrants to purchase 939,375, 575,001 and 250,000 shares whose original exercise price was $0.625 per share, $1.00 per share and the twenty day VWAP, respectively. The PPO Warrants are subject to weighted average anti-dilution protection and possess piggy-back registration rights. The Investor Warrants are redeemable at a price of $0.0001 per share if (x) our common stock’s average closing bid price exceeds $1.00 for five of any ten consecutive days, (y) the twenty-day average daily volume exceeds 20,000 shares and (z) there is no more than one single day of no volume.

All of our unregistered sales of equity securities during the quarter ended September 30, 2012 were made in reliance on Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D promulgated thereunder and involved transactions by an issuer not involving any public offering. As more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, the net proceeds from such securities sales were used for general working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We are in default under a December 8, 2008, 5% Senior Promissory Note (the “Note”) issued to a principal shareholder. Interest and principal became due on the Note in June, 2009. As at September 30, 2012 we owed $50,000 in principal and $9,521 in accrued interest on the Note. We intend to pay off the Note, including all accrued interest due thereon, as and when funding or revenues permit.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

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

RACKWISE, INC.

Date: November 14, 2012	By:	/d/ Guy A. Archbold
Guy A. Archbold, Chief Executive Officer

Date: November 14, 2012	By:	/s/ Jeff Winzeler
Jeff Winzeler, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

____________

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

