Form 10-K
period 2012-12-31
Rackwise, Inc.
filed 2013-04-16
CIK 1476638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-54519

RACKWISE, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0997534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2365 Iron Point Road, Suite 190, Folsom, CA	95630
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (916) 984-6000

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

  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2012, there were 99,247,253 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding. Of these, 41,952,724 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $10,488,181 as of June 30, 2012, based on the closing price of $0.25 for the registrant’s common stock on June 30, 2012.

As of April 12, 2013, there were 117,732,201 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,”, “plans,” “may,” “could,” “should,” “anticipates,” “likely,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to successfully engage in the software development and marketing business;

2.	The intensity of competition in the industry in which we operate;

3.	Our ability to raise additional capital on acceptable terms, if at all;

4.	The ability of markets for IT infrastructure, data center monitoring, management and optimization software, data center energy cost efficiency solutions and green data centers to not continue to grow;

5.	Our ability to competitively price our products;

6.	Our ability to provide the same level of return on investment for our clients;

7.	Our ability to protect our intellectual property rights;

8.	The enforcement of tax liens against us could have a material adverse effect on our financial prospects.;

9.	Our ability to maintain proper and effective internal controls;

10.	General economic conditions that affect our industry or the global environment in which we operate; and

11.	Our ability to successfully attract and retain management and other key employees.

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

All references in this Annual Report to the “Company,” “Rackwise,” “we,” “us” or “our” are to Rackwise, Inc., a Nevada corporation, and, unless otherwise differentiated, our subsidiary, Visual Network Design, Inc., a Delaware corporation.

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

Our fiscal year end is December 31.

Business Overview

Through our wholly-owned subsidiary, VNDI, we are a software development, sales and marketing company. We create Microsoft applications for network infrastructure administrators that provide for the modeling, planning and documentation of data centers. Our executive offices are currently located in Folsom, California, and we have a software development and data center in the Research Triangle Park in Raleigh, North Carolina.

Our flagship Data Center Infrastructure Management (DCIM) software product, Rackwise®, is used by over 100 companies worldwide to track, manage, plan, optimize and provide cost analysis of IT infrastructure. Our product is a multi-layered software that provides a suite of solutions to managing the multiple dimensions of a company’s IT infrastructure, including power consumption, power efficiency, carbon footprint, green grid and density requirements. Our product provides the functionality for optimizing a data center by locating servers with low CPU utilization, recognizing top power/space/heat consumption devices, and correlating those devices to the applications and business services they support. This improved reporting allows a company to plan data center expansions and reductions and equipment usage more energy efficiently and cost effectively.

As reflected in our financial statements for the years ended December 31, 2012 and 2011, we have generated significant losses, which raise substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2012 and 2011 on the accompanying financial statements stating that we have not achieved a sufficient level of revenues to support our business and have suffered recurring losses from operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

Business Developments

As part of the execution of our business strategy, we have taken the following steps:

•	We have commenced the development and execution of a Professional Services organization to offer new services to our existing and prospective clients. The new service offerings will consist of more extensive training for our existing and new products, analysis and recommendation on how to optimize the management of the client’s data center. We have appointed an Executive VP to supervise the organization as well as hiring a Managing Principal Consultant.

•	We have appointed a VP Strategic Partners to assist our sales program who is in the process of developing multiple strategic relationships for us. These partners will be involved in reselling and supporting Rackwise products worldwide and will allow us to rapidly expand market share of our produce, while minimizing the need to hire additional sales headcount. Our partners will be trained to demo our products, provide training to customers, and act as a first line of support.

•	To further our marketing and sales efforts, we have significantly revamped our website (www.rackwise.com). We have contracted two new professional relations firms to help us update and disseminate current information about us as well as publishing on our website, including information about new contracts for the sales of our products.

•	We have Rackwise DCIM X, the latest version of our product, which incorporates the Intel DCM product offering. This new release will allow our customers to effectively manage their datacenter assets at a macro level, as well as real time power and thermal monitoring and management for individual servers, group of servers, racks and IT equipment such as PDUs in the data centers.

Capital Needs

Our business strategy requires capturing additional market share and growing sales to achieve profitability. We expect that with the infusion of additional capital and development of our partnership ecosystem, we will be able to increase sales and professional services and expand the breadth of our product offerings through the following actions:

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

As further discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” due to our limited operating history and historical operating losses, our operations have not been a source of liquidity, and our primary sources of liquidity have been debt and proceeds from the sale of our equity securities in several private placements. Our current business plan requires us to raise additional capital in order to fund current working capital deficiency, operations and continued development of our products. As a result, we expect revenue expansion will lag spending, which will initially exacerbate our operating deficit and use of cash in operations. Based on our current amount of cash, forecasted sales and anticipated spending, we believe that the cash we have available will fund our operations until May 2013. Our ability to achieve or maintain profitability is subject to economic and competitive uncertainties that are largely outside of our control, including those associated with emerging enterprises. If we are unable to obtain such additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to delay note and vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate.

DCIM Software Product

A modern data center has two major software components: (1) the software relating to the “physical” components and devices and (2) the “logical” software components and applications relating to operating systems and security. Our business was formed out of a belief that there was a demand within the data center infrastructure management industry for products that addressed the management of the physical aspects of a data center and the information generated from the software applications associated with each of the numerous devices within the data center, providing reports with meaningful information to allow for better control and management of the data center. We believe our product offerings fill this gap.

Our DCIM software product, Rackwise® DCIM X, is designed as a multi-layered approach to data center infrastructure management. Each layer addresses the specific needs of the various jobs associated with operating a data center. Our solution provides visibility into critical and core data center operations and the underlying physical infrastructure and their associated resource costs. It allows companies to optimize their use of resources such as power, cooling, space, servers, networks, cables, etc.

The Rackwise® software enables centralized monitoring, management and intelligent capacity planning of critical systems within a company’s IT infrastructure and data center. Our product provides visual renderings of data center assets (computers, network devices, power units, air conditioners, etc.), intelligent capacity planning and advanced analytics reporting, showing the most efficient use of power, cooling and physical space throughout the data center. Our core DCIM product provides a basic set of modules that lets a customer visualize the data center’s physical infrastructure from their computer screen and monitor real-time power and thermal data at the server CPU level. It also offers a number of fully integrated modules to support the other steps of a data center process cycle, including the ability to automatically keep track of IT assets, control data center processes, report on progress and trending, and forecasting. Our product helps manage and model the Move, Add, Change (MAC) initiatives across a data center estate. For planning purposes it will predict capacity resources needed well into the future which will maximize data center ROI (Return on Investment), achieve greater levels of data center efficiency and reduce energy costs.

Our product has been developed over a period of five years, with at least two version releases each year in the last three years, and is currently on its fourth major release. It was developed to be compatible with the Microsoft platform, written primarily in C# (an industry standard programming language) and incorporating various Microsoft software products such as Visio, Excel, Word and SQL Server. Being compatible with the Microsoft platform offers our product a significant advantage, allowing for more ease of use and learnability by our customers compared to products by our competitors that are not compatible with the Microsoft platform. It also provides for the interoperability between our product and other products widely used by most data centers around the world.

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

Strategy

We expect that with the development of Value Added Partners, we will be able to further increase sales and professional services and expand the breadth of our product offerings. Our strategic initiatives are as follows:

•	Take advantage of a compelling opportunity for organic growth within our existing customer base, particularly within our current Fortune 1000 users. Our largest customers have installed a limited number of our product to address a portion of their data center infrastructure management problems, resulting in revenue that is a fraction of the potential we believe is realizable. Our management team intends to maximize the revenue potential of each existing customer by marketing our product to address all the dimensions of such customer’s IT infrastructure and data center.

•	Continue to be heterogeneous and agnostic to the technology environments of all customers. This will allow us to interface with our customers’ very diverse technologies and applications, thereby leveraging customer investments. We continue to add to and build our database of components that are used in the data center, focusing on our clients’ diverse needs in support of our agnostic approach.

•	“Optimize” our customers’ data center assets, now and in the future, increasing their return on investment.

•	Add strong interfaces to our existing product suite, which would make us a differentiator in the market. We have an initial prioritized list of interfaces that we believe will enhance our ability to become the “best of breed.” Many of the interfaces have already been developed and the process will be ongoing.

•	Establish industry partners and strategic services partners to perform some of the services we are being asked to perform post sales cycles.

•	Expand our products to capitalize on the complex trend of globalization and virtualization of data centers.

•	Expand our products across the customers’ enterprise technology topography. We are in the process of developing Product Requirement Definitions (PRDs) that will allow us to start on the design of the architecture to support this initiative.

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

Customers

We market our products primarily to companies in the U.S. In 2011, we had no customer that represented more than 10% of our total revenues. In 2012, one U.S. based customer represented more than 21% of our total revenues.

Employees

As of December 31, 2012, we had 27 full-time employees. 12 of our employees were located in our Raleigh, North Carolina office. We have never experienced a work stoppage and believe our relationship with our employees is good.

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

In addition, our filings can be viewed on the “Corporate Filings” section of our Internet site at www.rackwise.com.

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

We have a history of losses and have not yet achieved profitability. We had net losses of $9,593,685 and $8,880,725 for the fiscal years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, our cumulative loss from inception was $43,480,105. We expect operating expenses to increase in the future due to the expected development activities and marketing expenses incurred to further develop and promote our products and to increase brand awareness in the data center infrastructure management software marketplace, as well as a result of increased operations costs, sales costs and general and administrative costs associated with implementing our business plan. With the gross proceeds from the private placement offerings of our securities completed through April 16, 2013 and based on our forecasted sales, we will require additional capital to sustain our operations. As a result, we expect that the cash we have available will fund our operations until May 2013. Such expectation is based on assumptions that are subject to economic and competitive uncertainties that are largely outside of our control, including those associated with emerging enterprises. There can be no assurances that we will achieve or maintain profitability. Accordingly, we will require additional cash to sustain our business operations. If we are unable to raise additional capital in the next 30 days, we may be forced to liquidate our assets, curtail or lease our operations and/or seek reorganization under the U.S. Bankruptcy Code.

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

As reflected in our financial statements for the years ended December 31, 2012 and 2011, we have generated significant losses, which raise substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2012 and 2011 on the accompanying financial statements describing conditions that raised substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered public accounting firm.

In addition, VNDI has unpaid payroll taxes relating to the third and fourth quarters of 2010, the first quarter of 2011 and the third and fourth quarters of 2012 in the aggregate amount of $1,099,807. VNDI also continues to incur unpaid payroll tax liabilities for the first quarter of 2013 of approximately $231,000. The IRS has placed federal tax liens that aggregate to approximately $771,000 against us in connection with the unpaid payroll taxes relating to the third quarter of 2010, fourth quarter of 2010, the first quarter of 2011 and the third quarter of 2012. If we are unable to negotiate a payment plan or a reduction in the amount of any tax obligation, the IRS or state authorities, as applicable, could enforce their liens by levying against our bank accounts, accounts receivables and other assets. A levy against or foreclosure on our assets could have a material adverse effect on our financial prospects.

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

Our software product is designed to address the growing markets for (i) IT infrastructure, (ii) data center monitoring, management and optimization, (iii) data center energy cost efficiency and (iv) green data centers. These markets are still emerging. A reduction in the demand for these IT infrastructure solutions and products could be caused by, among other things, lack of customer acceptance, weakening economic conditions, competing technologies and services or decreases in corporate spending. Our future financial results would suffer if the market for our data center monitoring, management and optimization solutions or products do not continue to grow.

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

Our future success depends on the continued services of our Chief Executive Officer, President and Chairman of the Board of Directors, Guy A. Archbold, and our Executive Vice President Development, Doug MacRae. We have entered into an employment agreement with each of Messrs. Archbold and MacRae; however, each may resign at any time in his sole discretion. The loss of services of any of these individuals could impair our ability to complete the national and global rollout of our products and services properly and could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key man life insurance with respect to Messrs. Archbold and MacRae.

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

VNDI has unpaid payroll taxes relating to the third and fourth quarters of 2010, the first quarter of 2011 and the third and fourth quarters of 2012 in the aggregate amount of $1,099,807. The IRS has placed federal tax liens that aggregate to approximately $771,000 against us in connection with the unpaid payroll taxes relating to the third quarter of 2010, fourth quarter of 2010, the first quarter of 2011 and the third quarter of 2012. If we are unable to negotiate a payment plan or a reduction in the amount of any tax obligation, the IRS or state authorities, as applicable, could enforce their liens by levying against our bank accounts, accounts receivables and other assets. A levy against or foreclosure on our assets could have a material adverse effect on our financial prospects.

We will need additional financing. Any limitation on our ability to obtain such additional financing would have a material adverse effect on expanding our business.

The proceeds from the recently completed private placement offerings of our securities are not sufficient to fully implement our business plan and we will require additional capital in order to execute our business plan and reach the planned amount of revenues, or if we accelerate the growth of the business to achieve additional market share. The raising of additional capital could result in dilution to our stockholders. In addition, there is no assurance that we will be able to obtain additional capital if we need it, or that if available, it will be available to us on favorable or reasonable terms. Any limitation on our ability to obtain additional capital as and when needed could have a material adverse effect on our business, financial condition and results of operations. If we are unable to raise additional capital in the next 30 days, we may be forced to liquidate our assets, curtail or lease our operations and/or seek reorganization under the U.S. Bankruptcy Code.

Because our September 21, 2011 merger was a reverse merger, we may not be able to attract the attention of major brokerage firms, which may limit the liquidity of our common stock and may make it more difficult for us to raise additional capital in the future.

Additional risks may exist because our September 21, 2011 merger was a “reverse merger.” Certain SEC rules are more restrictive when applied to reverse merger companies, such as the ability of stockholders to resell their shares of common stock pursuant to Rule 144. In addition, securities analysts of major brokerage firms may not provide coverage of our common stock because there may be little incentive for brokerage firms to recommend the purchase of our common stock. As a result, our common stock may have limited liquidity and investors may have difficulty selling it. In addition, we cannot assure you that brokerage firms will want to conduct any secondary offerings on our behalf if we seek to raise additional capital in the future. Our inability to raise additional capital may have a material adverse effect on our business.

We may be subject to information technology system failures or disruptions that could harm our operations, financial condition, or reputation.

We rely on information technology systems to operate and manage our business and to process, maintain, and safeguard information, including information belonging to our customers, partners, and personnel. These systems may be subject to failures or disruptions as a result of, among other things, natural disasters, accidents, power disruptions, telecommunications failures, new system implementations, acts of terrorism or war, physical security breaches, computer viruses, or other cyber security attacks. While we are continually working to maintain secure and reliable systems, our security, redundancy, and business continuity efforts may be ineffective or inadequate. We must continuously improve our design and coordination of security controls. Despite our efforts, it is possible that our security controls and other procedures that we follow may not prevent systems failures or disruptions. Such system failures or disruptions could subject us to production downtimes, delays in our ability to process orders, delays in our ability to provide products and services to customers, delays or errors in financial reporting, compromise or loss of sensitive or confidential information or intellectual property, destruction or corruption of data, financial losses from remedial actions, liabilities to customers or other third parties, or damage to our reputation. Any of the foregoing could harm our competitive position, result in a loss of customer confidence, and materially and adversely affect our results of operations or financial condition.

Our business could be materially adversely affected if we do not or are unable to protect our intellectual property or if our services are found to infringe upon or misappropriate the intellectual property of others.

Our success depends in part upon certain methodologies and tools we use in designing, developing and implementing applications systems in providing our services. We rely upon a combination of nondisclosure and other contractual arrangements and intellectual property laws to protect confidential information and intellectual property rights of ours and our third parties from whom we license intellectual property. In addition, we limit distribution of proprietary information. The steps we take in this regard may not be adequate to deter misappropriation of proprietary information and we may not be able to detect unauthorized use of, protect or enforce our intellectual property rights. At the same time, our competitors may independently develop similar technology or duplicate our products or services. Any significant misappropriation, infringement or devaluation of such rights could have a material adverse effect upon our business, results of operations, financial condition and cash flows.

Litigation may be required to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time consuming and costly. Although we believe that our services do not infringe or misappropriate on the intellectual property rights of others and that we have all rights necessary to utilize the intellectual property employed in our business, defense against these claims, even if not meritorious, could be expensive and divert our attention and resources from operating our company. A successful claim of intellectual property infringement against us could require us to pay a substantial damage award, develop non-infringing technology, obtain a license or cease selling the products or services that contain the infringing technology. Such events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have claims and lawsuits against us that may result in adverse outcomes.

We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Although management currently believes resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial statements, the litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

An active trading market for our common stock may not develop or be sustained, and you may not be able to resell your common stock.

Our common stock is thinly traded. We cannot assure you that an active market for our common stock will develop in the foreseeable future or, if developed, that it will be sustained. As a result you may not be able to resell your common stock.

Our common stock is considered a “penny stock,” which is likely to limit its liquidity and make it more difficult for us to raise additional capital in the future.

The market price of our common stock is, and will likely remain for the foreseeable future, less than $5.00 per share, and therefore will be a “penny stock” according to SEC rules, unless our common stock is listed on a national securities exchange. The OTCQB is not a national securities exchange. Designation as a “penny stock” requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of current holders of our common stock to sell their shares. Such rules may also deter broker-dealers from recommending or selling the common stock, which may further limit its liquidity. This may also make it more difficult for us to raise additional capital in the future.

Our common stock is controlled by a group of affiliated stockholders.

A group of affiliated stockholders, Black Diamond Financial Group LLC, Black Diamond Holdings LLC, Rackwise Funding LLC and MFPI Partners LLC, beneficially own 47.8% of our common stock. (See “Certain Relationships and Related Transactions” for a description of related transactions involving these stockholders.) Such concentrated control of the Company may adversely affect the price of our common stock. Investors who acquire common stock may have no effective voice in the management of the Company. Sales by this group of stockholders, along with any other market transactions, could affect the market price of the common stock. However, in connection with the Merger, each of the officers, directors, key employees and holders of 10% or more of our common stock after giving effect to the Merger agreed to “lock-up” and not sell or otherwise transfer or hypothecate any of their shares of our common stock for a term of 18 months from the closing of the Merger except in certain limited circumstances. We also agreed not to register under the Securities Act the resale of the shares of our common stock received by those officers, directors, key employees and 10% holders in the Merger for a period of two years following the closing of the Merger.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of April 12, 2013, there were 117,732,201 shares of our common stock and no shares of our preferred stock outstanding. As of that date, there were 70,506,391 shares of our common stock issuable upon exercise of outstanding warrants. The exercise prices and number of shares of our common stock issuable on exercise of such warrants may be adjusted in certain circumstances including stock splits, stock dividends and future issuances of our equity securities without consideration or for consideration per share less than certain specified prices. In addition, our Board of Directors has authorized the grant of options to employees to purchase an aggregate of 13,500,000 shares of our common stock under our 2011 Equity Incentive Plan. As of April 12, 2013, ten-year options under our 2011 Equity Incentive Plan to purchase an aggregate of 9,595,000 shares of our common stock were outstanding. Further, as of April 12, 2013, ten-year options outside our 2011 Equity Incentive Plan to purchase an aggregate of 13,413,334 shares of our common stock were outstanding.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We have a lease for our principal executive office space in Folsom, California, consisting of 3,465 square feet for a period of five years at monthly base rents commencing at $6,757 and escalating to $7,833, with a right of first refusal of expanding into an adjacent 1,600 square foot space.

We have a five year lease for our software development and data center in Raleigh, North Carolina, entered into on February 3, 2012 for approximately 5,772 square feet of office space. Base monthly rent is approximately $7,922 in year one, $8,884 in year two, $9,846 in year three, $10,808 in year four and $11,072 in year five.

Additionally, we have a lease for approximately 4,180 square feet of office space in Las Vegas, Nevada. The lease expires on February 28, 2015, with current basic rent of $14,310 plus our pro rata share of the building’s operating expenses. On February 16, 2012, we entered into a sublease agreement for the Las Vegas office. The sublease expires on February 28, 2015 with basic rent of $8,983 per month during months three (3) through twelve (12) of the term, $9,401 per month during month’s thirteen (13) through twenty-four (24) of the term and $9,818 per month during months twenty-five (25) through thirty-seven (37) of the term.

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

On October 9, 2012, we received a letter for settlement purposes only regarding enforcement of United States Patent Number 7765286. The letter claims that our software product DCIM v3.5 infringes on the claims of the aforementioned patent held by Nlyte Software Limited and Nlyte Software Americas Limited (collectively “Nlyte”), a company that sells data center infrastructure management products. The letter references a standard license agreement that is “being offered at a substantial discount relative to the value of the patent. The payment terms include an upfront payment to cover past product sales and an ongoing royalty for future product sales.” We have conducted an internal technical review of the patent claims by its EVP of Development.  Based on those findings, we have elected not to sign the license agreement pending full legal review by patent counsel.

On October 26, 2012, we were named as defendant in a complaint filed in the County of Westchester, Supreme Court of the State of New York by Porter, Levay & Rose, Inc., index number 68540/2012. The complaint alleges the Plaintiff rendered work, labor and services to the Company on, about, or between October 18, 2012, and is seeking $103,198, together with interest running from October 18, 2012. We dispute the amount owed based on the services rendered and have retained a New York based counsel to represent us in the matter.

On January 22, 2013, we were named as defendant in a complaint filed in the Superior Court of California, County of Sacramento, case number 34-2013-00138819 by Babich & Associates, Inc., a Texas Corporation. The complaint alleges that we were invoiced for services relating to professional staffing services for 2 potential employees that we subsequently hired, and is seeking $48,000 plus earned interest at the rate of 10% per annum from May 3, 2012. We have retained counsel in the matter to investigate the claims and recommend a course of action.

On January 25, 2013, we and our CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento, case number 34-2013-00138978 by Daniel Lucas, our former employee. The complaint alleges that we entered into an employment agreement with Mr. Lucas for the purposes of providing services as our Regional Sales Manager, that we and our CEO breached the agreement by refusing to compensate Mr. Lucas for his services, and as a result, Mr. Lucas is seeking lost compensation and benefits in the amount of $77,429, compensatory damages, attorneys’ fees, interest, and any other relief as the court deems just and proper. We dispute these claims and have hired counsel to represent us in the matter.

On January 25, 2013, we and our CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento case number 34-2013-00138979 by Timothy Barone, our former employee who was terminated for cause. The complaint alleges that we entered into an employment agreement with the Plaintiff for the purposes of providing services as our Senior Vice President, Global Accounts and Partners, that we and our CEO breached the agreement by refusing to compensate Mr. Barone for his services, and as a result, Mr. Barone is seeking lost compensation and benefits in the amount of $194,596, additional tax liability of $150,000, compensatory damages, exemplary and/or punitive damages in an amount to be determined, attorneys’ fees, interest, and any other relief as the court deems just and proper. We dispute of these claims and have hired counsel to represent us in the matter.

On February 20, 2013, we were named as a defendant in a complaint filed in the Superior Court, Wake County, State of North Carolina, case number I3CV002442 by Accentuate Staffing Inc. The complaint alleges that we were invoiced for services relating to professional staffing services as defined in a certain contract executed on December 20, 2011, and is seeking $59,824 plus interest and costs as allowed by law. We have retained counsel in the matter to investigate the claims and recommend a course of action.

On February 25, 2013, we, our CEO and our CFO were named defendants in a complaint filed in the Superior Court, Commonwealth of Massachusetts, civil case number 13-0641 by David E. Fahey, a former employee of the company. The complaint alleges that Mr. Fahey was not paid commissions that were due and owing and the Company failed to reimburse the Plaintiff for his business expenses, resulting in a breach of contract, and is seeking $33,695 in commissions, $4,300 in out of pocket expenses, and treble damages, attorney’s fees, costs, and interest.

On March 7, 2013, we were named as a defendant in a complaint yet to be filed in District Court, First Judicial District, Carver County, State of Minnesota. The complaint alleges that we have not paid commissions totaling $11,900 to Dan Skrove, a former employee, who resigned in 2012. We are currently working with counsel in Minnesota to resolve the matter.

On March 11, 2013, we were named as a defendant in a complaint filed in the Superior Court, Wake County, State of North Carolina, case number 13CV003506 by TSG and Associates, LLC d/b/a The Select Group Raleigh, LLC. The complaint alleges that we were invoiced for services relating to professional staffing services as described by a Direct Hire Agreement dated June 13, 2011, and is seeking $41,000, plus attorney’s fees of $6,150. We have retained counsel in the matter to investigate the claims and recommend a course of action.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since July 14, 2010, our common stock has been listed for quotation on OTCQB, originally under the symbol “MBDG.” Our symbol changed to “CAHA” on September 15, 2010 in connection with our name change to “Cahaba Pharmaceuticals, Inc.,” to “VNDI” on July 21, 2011 in connection with our name change to “Visual Network Design, Inc.” and to “RACK” on October 27, 2011 in connection with our name change to “Rackwise, Inc.”

The trading of our common stock began on September 22, 2011. The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is thinly traded and, thus, pricing of our common stock on OTCBQ does not necessarily represent its fair market value.

Quarters Ended:	High	Low

December 31, 2012	$0.20	$0.14
September 30, 2012	$0.28	$0.14
June 30, 2012	$1.41	$0.20
March 31, 2012	$1.15	$0.53
December 31, 2011	$1.21	$0.25
September 30, 2011 (from September 22, 2011)	$0.47	$0.25

As of April 12, 2013, there were 117,732,201 shares of our common stock issued and outstanding, 70,506,391 shares issuable upon exercise of outstanding warrants and 23,008,334 shares issuable upon exercise of outstanding options. On that date, there were 160 holders of record of shares of our common stock.

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

Recent Sales of Unregistered Securities

In September 2012, we commenced a private placement offering consisting of a maximum of 25,000,000 units (subject to an additional 5,000,000 units for over-allotments) at a price of $0.15 per unit(“PPO Unit”) (the “Third Private Offering”). Each PPO unit consisted of (i) one share of our common stock and (ii) a warrant representing the right to purchase one share of our common stock, exercisable for a period of five years, at an exercise price of $0.30 per share. The exercise price and number of shares of our common stock issuable on exercise of the warrants may be adjusted in certain circumstances including stock splits, stock dividends and future issuances of our equity securities without consideration or for consideration per share less than $0.30 (as specified in the warrant agreement).

a.	On October 4, 2012, we completed the second closing of the Third Private Offering, in which we sold an aggregate of 2,016,666 PPO units for gross proceeds of $302,500 and a noteholder elected to convert a $75,000 12% note, a $100,000 8% note and accrued and unpaid interest into an aggregate of 1,571,136 units. As of December 31, 2012, 426,905 shares of common stock due to the noteholder were unissued.

b.	On October 12, 2012, we completed the third closing of the Third Private Offering, in which we sold an aggregate of 1,233,333 PPO Units for gross proceeds of $185,000.

c.	On October 26, 2012, we completed the fourth closing of the Third Private Offering, in which we sold an aggregate of 425,000 PPO Units for gross proceeds of $63,750.

d.	On November 9, 2012, we completed the fifth closing of the Third Private Offering, in which we sold an aggregate of 833,333 PPO Units for gross proceeds of $125,000.

e.	On November 29, 2012, we completed the sixth closing of the Third Private Offering, in which we sold an aggregate of 740,667 PPO Units for gross proceeds of $111,100.

f.	On December 12, 2012, we completed the seventh closing of the Third Private Offering, in which we sold an aggregate of 926,666 PPO Units for gross proceeds of $139,000.

In aggregate, we issued 7,746,801 PPO Units in the Third Private Offering, or in connection therewith, during the three months ended December 31, 2012, including 6,175,665 PPO Units for new gross proceeds of $926,350.

The Third Private Offering was conducted pursuant to the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D and by Regulation S promulgated under the Securities Act, and Section 4(2) of the Securities Act. The PPO Units were offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D, and/or to persons who were neither resident in, nor citizens of, the United States.

Pursuant to a public relations and financial communication services agreement entered into on August 30, 2012 and amended on November 5, 2012, we agreed to issue 75,000 shares of common stock per month, for an aggregate of 375,000 shares. As of December 31, 2012, 225,000 shares were earned and unissued. Pursuant to earlier arrangements with the same service provider, an additional 50,000 shares were earned and unissued as of December 31, 2012. The issuances of the shares were deemed to be exempt from registration in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

See ITEM 12 — Securities Authorized for Issuance Under Equity Compensation Plans.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Rackwise, Inc., a Nevada corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Overview

We are a software development, sales and marketing company. We create Microsoft applications for network infrastructure administrators that provide for the modeling, planning and documentation of data centers. Our Data Center Management (DCIM) software product, Rackwise®, is used by over 100 companies worldwide. Our product provides a multi-layered set of solutions for reporting on the multiple aspects of a company’s data center, including power consumption, power efficiency, carbon footprint, green grid and density requirements. This reporting allows customers to plan data center expansions and contractions as well as equipment usage more energy efficiently and cost effectively. Our product’s advanced design and ability to tightly interface with other new technologies, like Intel’s newest proprietary computer chips, enables it to collect more real-time information (real-time means instantaneous and continuous) associated with more data center equipment usage than products from our competitors. We intend to continue to take advantage of new technologies that will add to our competitive differentiators.

Our ability to execute our business plans is dependent upon our generating cash flow sufficient to fund our operations. Our business strategy may not be successful in addressing these issues. If we cannot execute our business plan, our stockholders may loss their entire investment in us.

 As reflected in our financial statements for the years ended December 31, 2012 and 2011, we have generated significant losses raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for these years stating that we have not achieved a sufficient level of revenues to support our business and have suffered recurring losses from operations. Our ability to execute our business plan is dependent upon our generating cash flow sufficient to fund operations. Our business strategy may not be successful in addressing these issues. If we cannot execute our business plan, our stockholders may lose their entire investment in us.

We expect that with the infusion of additional capital and with additional management we will be able to increase software and professional services sales, and to expand the breadth of our product offerings. We intend to do the following:

•	Continue to add interfaces to our existing product offerings, which would make us a differentiator in the market.

•	Establish industry partners and strategic services partners to sell our product to customers, and to perform some of the services necessary to support the installation and maintenance of our product.

•	Initiate specific new marketing efforts to coordinate and lead our initiatives for greater market recognition with special emphasis on contacting and educating industry analysts to spread the word of our capabilities.

•	Increase sales of our product by though our sales team and partners. During the first and second quarter of 2012, we hired sales personnel to cover all regions in the US and Latin America and further added sales personnel to support sales of our products through strategic partnerships.

•	Expand our product offerings to include monitoring and managing the balance of our customer’s IT infrastructure.

Recent Developments and Trends

Financings

From September to December 2012, we had seven closings of a private placement offering that commenced on September 1, 2012, pursuant to which an aggregate of 6,942,332 PPO Units were sold at a price of $0.15 per PPO Unit for gross proceeds of $1,041,350. Each PPO Unit consisted of (i) one share of our common stock and (ii) a warrant representing the right to purchase one share of our common stock, exercisable for a period of five years, at an exercise price of $0.30 per share (the “PPO Warrants”). We used the net proceeds from the closings of the private placement offering for general working capital. As a result of the foregoing arrangement, in connection with the seven closings, the placement agent (1) was paid aggregate cash commissions of $104,135 and (2) received five-year redeemable warrants to purchase shares of common stock (the “Broker Warrants”) to purchase 694,233 shares of common stock.

Subsequent to December 31, 2012, we completed two closings of a private placement offering pursuant to which we sold 1,000,000 PPO Units for gross proceeds of $150,000, at a purchase price of $0.15 per PPO Unit. We used the net proceeds from the closings of the PPO for general working capital. In connection with the two closings, the placement agent (1) was paid aggregate cash commissions of $15,000 and (2) received Broker Warrants to purchase 100,000 shares of common stock.

In addition, in January 2013, we agreed to permit the holders of our 8% convertible promissory notes, which were originally issued in June through August 2012, to convert their notes (in the aggregate principal amount of $800,000 (and accrued and unpaid interest thereon) into units at a conversion price of $0.0975 per unit. As a result of such conversion, we issued to the holders of such notes 8,546,480 shares of our common stock and 8,546,480 PPO Warrants. In addition, as part of such conversion, we agreed to fix the exercise price of 800,000 warrants issued in connection with the purchase of 8% convertible promissory notes at $0.225 per share. As a result of the note conversions, the Company issued three-year placement agent warrants to purchase an aggregate of 318,808 shares of common stock at an exercise price of $0.225 per share.

On April 12, 2013, we borrowed $112,500 via a short-term interest free loan from an affiliate.  The loan is intended to convert into the securities to be sold by us in a subsequent offering.

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

Results of Operations

Year ended December 31, 2012 Compared to the Year ended December 31, 2011

Overview

We reported net losses of $9,593,685 and $8,880,725 for the years ended December 31, 2012 and 2011, respectively. The increase in net loss of $712,960 is primarily due to a $1,419,698 net increase in operating expenses. The increase in operating expenses include a $2,702,759 increase in sales and marketing expense associated with additional headcount necessary to expand our direct sales efforts and a $1,350,050 increase in research and development expense to develop and release our latest versions of Rackwise DCIM. The increased operating expenses were partially offset by a $874,114 increase in gross profit due to increased revenues, a $1,264,688 decrease in transaction expenses associated with the reverse merger in 2011 and a $1,368,423 decrease in general and administrative expenses. Other expenses increased by $167,376 primarily due to a charge for loss on extinguishment resulting from conversion of bridge financing notes into equity.

Revenues

Our revenues for the year ended December 31, 2012 were $3,253,436 as compared to revenues of $2,020,048, for the year ended December 31, 2011. Revenues increased by $1,233,388 or 61%. Licensing revenues were $ 1,709,868 as compared to $587,059 in the prior year, an increase of 191%, Licensing revenues increased due to the expanded sales force.  Maintenance revenues were $1,112,136 as compared to $1,037,859 in the prior year, an increase of $74,227, or 7%, due to maintenance renewals from the prior year along with new maintenance revenues from new license sales. Subscription revenues were $250,062 as compared to $339,690, a decrease of $89,628, or (26%), due to a shift from subscription sales to licensing sales. Professional service revenues were $181,370 as compared to $55,440 in the prior year, an increase of $125,930 or 227%. The increase in professional service revenues was due to increased demand as a result of new software license installations and new customer training.

Direct cost of revenues

The direct cost of revenues during the years ended December 31, 2012 and 2011 was $575,956 and $216,682, respectively, representing an increase of $359,274 or 166%. The increase in direct cost of revenues resulted from increased license and professional services revenue. In addition, we realized royalty expenses of $176,890 across the third and fourth quarter of 2012 due to the licensing of Intel DCM software. The direct cost of revenues as a percentage of revenues was approximately 18% and 11% for the periods ended December 31, 2012 and December 31, 2011, respectively. Direct cost of revenues increased as a percentage of revenues in 2012 due to the royalty expense associated with Intel DCM technology that was embedded in Rackwise DCIM software beginning in the third quarter of 2012. It is impractical for the Company to break out direct cost of revenues by the types of revenues cited in the revenue discussion above.

Sales and marketing expenses

Sales and marketing expenses increased by $2,702,759, or 140%, in 2012 to $4,639,283 from $1,936,524 in 2011. The increase in sales and marketing expenses was due to increased headcount (resulting in increased cash and stock based compensation expense) in support of our strategic plan to ramp sales during 2012 through the deployment of a regional based, inside sales team.

Research and development expenses

Research and development expenses increased by $1,350,050, or 128%, in 2012 to $2,407,818 from $1,057,768 in 2011. The increase was due primarily to increases in employee related costs of $669,737, stock compensation expense of $442,374, outside services of $77,120, and a charge related to the purchase of shapes for $69,927 (schematic of the computer systems which are referred to as “Shapes” for our database library).

Transaction expense

Transaction expenses decreased to $0 in 2012 from $1,264,688 in 2011, as the reverse merger transaction was completed in 2011. Transaction expenses represent the costs associated with professional services utilized to support the planning and implementation of our 2011 reverse merger transaction.

General and administrative expenses

General and administrative expenses were $4,285,233 in 2012 as compared to $5,653,656 in 2011, a decrease of $1,368,423 or (24%). This decrease resulted primarily from a reduction of $1,526,970 in stock based compensation expense primarily related to the 2011 vesting of our Chief Executive Officer’s options in connection with the November 2011 execution of the Intel agreements and a decrease of $130,969 in outside services expenses, partially offset by a $316,228 increase in factoring fees.

Interest, net

Interest expense was $97,118 for 2012 as compared to $333,726 for 2011, representing a decrease of $236,608, or (71)%. The decrease was primarily attributable to the decrease in outstanding notes payable from 2011 to 2012 (principal balance outstanding prior to the conversion of notes payable in connection with the reverse merger on September 21, 2011 was approximately $5,800,000, as compared to the principal balance outstanding of approximately $1,500,000 on December 31, 2012).

Amortization of debt discount

During 2012, we recorded an expense of $604,605 for amortization of debt discount as compared to $632,380 in 2011, representing a decrease of $27,775, or (4)%. The decrease was primarily due to the timing of the recognition of debt discount expense.

Amortization of deferred financing costs

During 2012, we recorded an expense of $49,662 for amortization of deferred financing costs as compared to $347,632 in 2011, a decrease of $297,970, or (86)%. The decrease was due to the timing of the recognition of the debt offering costs, which, in 2011, were primarily a result of the 2011 issuance of the bridge notes.

Gain on change in fair value of derivative liabilities

During 2012, we did not record a gain on change in far value of derivative liabilities. We determined that the embedded conversion options associated with the 2012 Notes were equity instruments and should not be bifurcated and accounted for as a derivative. See Note 6 - Notes Payable of the accompanying financial statements for additional details. During 2011, we recorded a gain from the change in fair value of our derivative liabilities of $542,283. The fair value of derivative liabilities derived from the binomial lattice options pricing model fluctuates based on changes in the underlying assumptions. See Note 7 - Derivative Liabilities of the accompanying financial statements for additional details.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	December 31,
	2012	2011

Cash	$16,799	$613,443
Working Capital Deficiency	$(7,223,933)	$(3,944,873)
Notes Payable (Gross - Current)	$1,508,945	$50,000

Prior to the September 21, 2011 merger (see “Recent Developments” below), we relied primarily on debt financing from our directors and principal stockholders and their affiliates to fund our operations.

During the year ended December 31, 2012, we had three additional closings of the Second Private Offering pursuant to which an aggregate of 4,356,669 Second Units were sold, resulting in $1,447,114 of aggregate net proceeds ($1,633,750 of gross proceeds less $186,636 of issuance costs). In connection with the closings, an aggregate of 4,356,669 shares of common stock and Second Investor Warrants to purchase 1,089,169 shares of common stock were issued. The Second Investor Warrants are redeemable in certain circumstances, are exercisable for a period of five years at an exercise price of $1.00 per full share of common stock and are subjected to weighted average anti-dilution protection.

In April and May 2012, we completed and closed an offering of ninety day 12% convertible promissory notes (the “12% Notes”) in which it sold an aggregate principal amount of $580,000 in notes to five investors. Each of the 12% Notes was scheduled to mature ninety days after issuance and was convertible, at the option of the holder, into Company units, at a price of $0.40 to $.0.45 per unit, each unit consisting of one share of our common stock and one warrant representing the right to purchase one share of our common stock for a period of five years from issuance at an exercise price of $0.80 to $1.00 per share. The warrants were exercisable on a cashless basis and contain weighted average anti-dilution price protection (see Note 6 – Notes Payable in the accompanying financial statements for more details).

In June, July and August 2012, we completed and closed on $1,050,000 of Bridge Units (as hereafter defined) which consists of a twelve month 8% convertible note (the “8% Notes”) and a warrant (the “Bridge Warrant”). Bridge Units are being offered in anticipation of the Subsequent Offering (see Note 6 – Notes Payable in the accompanying financial statements for more details).

During the year ended December 31, 2012, we had seven closings of a private offering that commenced on September 1, 2012 (the “PPO”), pursuant to which an aggregate of 6,942,332 PPO Units were sold at a price of $0.15 per PPO Unit, resulting in $878,051 of aggregate net proceeds ($1,041,350 of gross proceeds less $163,299 of issuance costs). Each PPO Unit consists of one share of common stock and a PPO Warrant, such that an investors were entitled to an aggregate of 6,942,332 shares of common stock and PPO Warrants to purchase 6,942,332 shares of our common stock.

In January 2013, we completed two additional closings of the PPO pursuant to which we sold 1,000,000 PPO Units for gross proceeds of $150,000, at a purchase price of $0.15 per PPO Unit. We used the net proceeds from the closings of the PPO for general working capital. In connection with the two closings, the placement agent (1) was paid aggregate cash commissions of $15,000 and (2) received Broker Warrants to purchase 100,000 shares of common stock. (see Note 13 – Subsequent Events for details of closings subsequent to December 31, 2012)

On April 12, 2013, we borrowed $112,500 via a short-term interest free loan from an affiliate.  The loan is intended to convert into the securities to be sold by us in a subsequent offering.

The proceeds from these financing activities were used to fund recurring legal and accounting expenses as a result of being a public company, our existing operating deficits while we invest in our sales, R&D and support functions, which we believe will enable us to broaden our product line(s) and enhance our marketing efforts to increase revenues and general working capital needs of the business. We do not currently anticipate any material capital expenditures.

Availability of Additional Funds

As a result of the above developments, which raised additional cash and, importantly, resulted in the conversion of most of our indebtedness into equity, our working capital situation improved. Although we do not currently anticipate any material capital expenditures, we will need to raise additional capital to meet our liquidity needs for operating expenses and product development in order to execute our business plan. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations.

Years Ended December 31, 2012 and 2011

Operating Activities

Net cash used in operating activities for the years ended December 31, 2012 and 2011, amounted to $4,779,046 and $4,200,583 respectively. During the year ended December 31, 2012, the net cash used in operating activities was primarily attributable to the net loss of $9,593,685, adjusted for $2,851,097 of net non-cash expenses, partially offset by a $1,190,259 increase in accounts payable and a $731,611 increase in accrued expenses. During the year ended December 31, 2011, the net cash used in operating activities was primarily attributable to the net loss of $8,880,725, adjusted for $3,162,363 of net non-cash expenses, a $377,825 decrease in deferred revenues due to a decrease in revenue, a $75,326 decrease in accounts payable, partially offset by a $832,049 increase in accounts receivable, a $327,054 increase in accrued interest and a $850,529 increase in accrued expenses.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2012 and 2011 amounted to $378,788 and $201,724, respectively. The net cash used in investing activities for the year ended December 31, 2012 was primarily related to the purchase of property and equipment totaling $291,348 and the acquisition of intangible assets (schematic of the computer systems which are referred to as “Shapes” for our database library) totaling $96,341. The net cash used in investing activities for the year ended December 31, 2011 related to the purchase of property and equipment totaling $99,197 and the acquisition of intangible assets totaling $102,527.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2012 and 2011 amounted to $4,561,190 and $4,968,384, respectively. For the year ended December 31, 2012, the net cash provided by financing activities resulted primarily from new borrowings of $1,630,000 and issuance of stock and warrants for net proceeds of $2,325,164, and a $712,208 increase in amounts owed to our factor as a result of the increase in accounts receivable pledged to the factor. For the year ended December 31, 2011, the net cash provided by financing activities resulted primarily from new borrowings of $2,337,980 and issuance of stock and warrants for net proceeds of $3,750,315, partially offset by $347,632 of deferred financing costs and a $767,645 decrease in amounts owed to our factor as a result of a decline in accounts receivable pledged to the factor.

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

In addition, we have unpaid payroll taxes relating to the third and fourth quarters of 2010, the first quarter of 2011 and the third and fourth quarters of 2012 in the aggregate amount of $1,099,807. The IRS has placed federal tax liens that aggregate to approximately $771,000 against us in connection with the unpaid payroll taxes relating to the third quarter of 2010, fourth quarter of 2010, the first quarter of 2011 and the third quarter of 2012. If we are unable to negotiate a payment plan or a reduction in the amount of any tax obligation, the IRS or state authorities, as applicable, could enforce their liens by levying against our bank accounts, accounts receivables and other assets. A levy against or foreclosure on our assets could have a material adverse effect on our financial prospects.

With the proceeds from our financing activities, plus based on forecasted sales, we believe that we have enough cash on hand to sustain our operations until May 2013. If the Company is unable to obtain additional financing on a timely basis and, notwithstanding any request the Company may make, the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may have to delay note and vendor payments and/or initiate cost reductions, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization under the U.S. bankruptcy code. As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2012 consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and reported amounts of revenues and expenses in the financial statements and the accompanying notes. Actual results could differ from those estimates. Our significant estimates and assumptions relate to stock-based compensation, the useful lives of fixed assets and intangibles, valuation allowance for income taxes, bad debts and factoring fees, and fair value of derivative liabilities and warrants.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that would be expected to have a material impact on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the quarter ended December 31, 2012, we performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2012, our internal control over financial reporting was not effective due to the existence of material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management, in consultation with our independent registered public accounting firm, concluded that a material weakness existed in the following areas as of December 31, 2012:

(1)	During 2012, our management, in conjunction with an independent expert, conducted a controls risk assessment covering entity level controls, all financial transaction processes, and key financial reporting processes of the Company. The results of the risk assessment identified and prioritized focus areas for further audits and possible areas of remediation. However, due to insufficient financial resources, the Company was not able to fund efforts to audit the key areas identified and to perform process improvements to existing controls to ensure that we have effective internal control over financial reporting.

(2)	During the audit of our consolidated financial statements as of and for the years ended December 31, 2012, our independent registered public accounting firm suggested adjusting journal entries that were made by us in connection with the preparation of our audited consolidated financial statements. The SEC has stated that the delivery of adjusting journal entries by an independent registered public accounting firm creates a presumption that a material weakness in internal controls exists.

While the Company has identified certain areas of potential material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Our management has determined that current resources would be appropriately applied elsewhere and when resources permit, it will address and remediate potential material weaknesses through implementing various controls or changes to controls. At such time as we have additional financial resources available to us, we intend to enhance our controls and procedures. We will not be able to assess whether the steps we intend to take will fully remedy the material weakness in our internal control over financial reporting until we have fully implemented them and sufficient time passes in order to evaluate their effectiveness.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

In November and December 2012, we completed three closings of a private placement offering pursuant to which we sold 2,500,667 units of securities (“PPO Unit”) for gross proceeds of $375,100, at a purchase price equal to the lesser of (i) $0.20 per PPO Unit or (ii) the five day volume weighted average price immediately preceding the applicable closing (“VWAP”), which purchase price was subsequently fixed at $0.15 per Unit, with each PPO Unit consisting of (a) one share of common stock and (b) a five-year warrant to purchase one share of our common stock at an exercise price of $0.30 per share (the “PPO Warrants”). We used the net proceeds from the closings of the offering for general working capital. The three closings resulted in warrants to purchase 2,500,666 shares of our common stock having their exercise price reduced from $0.30 per share to $0.15 per share. The PPO Warrants are subject to weighted average anti-dilution protection and possess piggy-back registration rights. The PPO Warrants are redeemable at a price of $0.0001 per share if (x) our common stock’s average closing bid price exceeds $1.00 for five of any ten consecutive days, (y) the twenty-day average daily volume exceeds 20,000 shares and (z) there is no more than one single day of no volume. The placement agent for the offering earned a cash commission of 10% or 5% of the funds raised from investors in the offering that were directly attributable to or referred by the placement agent, respectively. In addition, the placement agent received five-year warrants to purchase shares of common stock (the “Broker Warrants”) equal to 10% or 5% of the PPO Units sold to investors in the offering that were directly attributable or referred to the placement agent, respectively. The Broker Warrants are identical to the PPO Warrants in all material respects except that (i) the resale of the common stock underlying them is not covered by a registration statement; and (ii) they have an exercise price of $0.15 per share of common stock. As a result of the foregoing arrangement, in connection with the three closings, the placement agent (1) was paid aggregate cash commissions of $37,510 and (2) was issued Broker Warrants to purchase 250,067 shares of common stock.

In January 2013, we completed two closings of a private placement offering pursuant to which we sold 1,000,000 PPO Units for gross proceeds of $150,000, at a purchase price of $0.15 per PPO Unit, with each PPO Unit consisting of (a) one share of common stock and (b) a PPO Warrant. We used the net proceeds from the closings of the PPO for general working capital. The two closings resulted in warrants to purchase 1,000,000 shares of our common stock having their exercise price reduced from $0.30 per share to $0.15 per share. In connection with the two closings, the placement agent (1) was paid aggregate cash commissions of $15,000 and (2) was issued Broker Warrants to purchase 100,000 shares of common stock.

In addition, in January 2013, we agreed to permit the holders of our 8% convertible promissory notes, which were originally issued in June through August 2012, to convert their notes (in the aggregate principal amount of $800,000 (and accrued and unpaid interest thereon) into units at a conversion price of $0.0975 per unit. As a result of such conversion, we issued to the holders of such notes 8,546,480 shares of our common stock and 8,546,480 PPO Warrants. In addition, as part of such conversion, we agreed to fix the exercise price of 800,000 warrants issued in connection with the purchase of 8% convertible promissory notes at $0.225 per share.

On April 12, 2013, we borrowed $112,500 via a short-term interest free loan from an affiliate. The loan is intended to convert into the securities to be sold by us in a subsequent offering.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date First Appointed a Director

Guy A. Archbold	61	Chief Executive Officer, President and Chairman of the Board of Directors	September 30, 2011
Jeff Winzeler	53	Chief Financial Officer	—
Edward Feighan	65	Director	September 21, 2011
Michael Feinberg	68	Director	January 6, 2012
J. Sherman Henderson III	70	Director	September 21, 2011
John Kyees	66	Director	July 18, 2012
William Andrew	59	Director	July 18, 2012

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

Key Attributes, Experience and Skills:  Mr. Archbold’s nearly 30 years of senior management and entrepreneurial experience in finance, investment banking, merchant banking, venture capital, portfolio management and alternative green energy, combined with his knowledge of the data center infrastructure management industry and his capital markets experience provides our Board of Directors with significant management insight, valuable experience in business development and capital formation and will assist us in growing our customer base and management team through our current business phase.

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

Key Attributes, Experience and Skills:  In addition to the professional background and experience, senior- and executive-level policy-making positions and intangible attributes, Mr. Feighan, through his experience in management, financial services and public services, as well as his experience serving on the boards of other public companies, provides our Board with an executive and leadership perspective on the management and operations of a public company.

Michael Feinberg was appointed to our Board of Directors on January 6, 2012. Mr. Feinberg has 46 years of experience as a property developer, owner and investor. He has owned and/or developed residential and office buildings in the greater metropolitan New York and South Florida areas. During at least the past five years, Mr. Feinberg has been the owner and designed the golf course at The Club at Emerald Hills in Hollywood, Florida. He was also one of the earlier financiers of Ultimate Software, a leading provider of end-to-end strategic human resources, payroll and talent management solutions and is an investor in the funds managed by Black Diamond Financial Group LLC, a manager of limited partnerships involved in venture capital investments. Mr. Feinberg’s experience as an entrepreneur and in venture capital investments makes him a valuable addition to our Board of Directors.

Key Attributes, Experience and Skills:  Mr. Feinberg’s 46 years of experience as a property developer, owner and investor, combined with his experience as an entrepreneur and in venture capital investment, including his relationship with Black Diamond Financing Group, LLC, one of our major shareholder, provides our Board of Directors with significant management insight in capital formation.

J. Sherman Henderson III was appointed to our Board of Directors on September 21, 2011. Mr. Henderson has more than 38 years of business experience, including roles spanning company ownership, sales, marketing and management, which provides him with valuable expertise to assist the Company. He began his career in the telecom industry in 1986, when he oversaw Charter Network, a long-distance carrier serving the Midwestern United States. Mr. Henderson founded Lightyear Network Solutions, which began operations as UniDial, an established provider of data, voice and wireless telecommunication services to approximately 60,000 business and residential customers throughout North America, in 1993 in Louisville, Kentucky and served as its chief executive officer from its founding until May 2011. He currently serves as its chairman emeritus. He also serves as a director of Beacon Enterprise Solutions Group Inc. and is a member of that company’s compensation committee. Mr. Henderson served six terms as chairman of COMPTEL, the leading association representing competitive communications service providers and their supplier partners. Mr. Henderson earned a Bachelor’s degree in Business Administration from Florida State University.

Key Attributes, Experience and Skills:  Mr. Henderson’s 38 years of business experience, including roles spanning company ownership, sales, marketing and management, provides him with valuable expertise to assist the Company.

John Kyees was appointed to our Board of Directors on July 18, 2012. Mr. Kyees retired from active business practice in 2010 but continues to serve on the board of directors of 5 public companies (Casual Male Retail Group, Vera Bradley, Teavana, Hot Topic and Rackwise). Prior to retirement, he was Chief Financial Officer for several companies including Urban Outfitters, bebe Stores, Skinmarket, HC Holdings, Ashley Stewart, Limited’s Express, Chas. A. Stevens (division of Hartmarx), J.L. Hudson Co. (division of Dayton Hudson which became Target), The Model A and Model T Motor Car Reproduction Co., and Ford Motor Co.

Key Attributes, Experience and Skills: Mr. Kyee’s experience as board member of five other public companies, and his career experience as CFO of several companies, provides our Board of Directors with significant public company  experience and provides valuable financial expertise to our Audit Committee.

William Andrew was appointed to our Board of Directors on July 18, 2012. Mr. Andrew is a private investor and is a co-founder and life member of the Andrew Family Foundation, a co-founder and president of the AFC Public Foundation, President of Andrew Trust Company, CEO of Werdna Corporation which is a family wealth management organization, co-founder and chair emeritus of the Board of Trustees of the Summit School of Ahwatukee, a general partner of the private equity firm Inlign Capital Partners, a Limited Partner of and current member of the Executive Committee of the Arizona Diamondbacks, an ex-officio member of the Board of Directors of Valley Youth Theatre, a Director of the Arizona Community Foundation and a Trustee of Xavier College Preparatory. He has served in board or management committee roles for many companies including Knights Apparel, Inlign Wealth Management, Applied Photonics, Whisper Creek Log Homes and Sound Surgical Technologies. Dr. Andrew earned his M.S. and Ph.D. degrees in electrical engineering from Arizona State University in 1990 and 1996, respectively. His research interests included imaging radar systems and computational electromagnetics.

Key Attributes, Experience and Skills:  Mr. Andrew’s experience as an owner and investor, combined with his experience as an entrepreneur and in venture capital investment, provides our Board of Directors with significant management insight in capital formation.

Industry Advisory Board

We have recruited a number of experienced and highly regarded professionals to be members of the Rackwise, Inc. Industry Advisory Board. The purpose of the Industry Advisory Board is to provide an informal “think tank” and “sounding board” to assist Company management. Our Industry Advisory Board members meet as a group from time to time to address specific issues that are presented to them. Further, Industry Advisory Board members are available for limited individual telephone consultation with management on an “as needed” basis.

Stephen O’Donnell. Effective January 27, 2012, we appointed Stephen O’Donnell to be the founding member and Chairman of the Rackwise, Inc. Industry Advisory Board. Mr. O’Donnell is a globally recognized authority on data centers and information technology (“IT”) operations and an acknowledged expert in green IT and sustainability. Mr. O’Donnell has over 30 years international senior management experience within large multinational organizations. He has served as CEO at MEEZA, a Qatar Foundation Joint Venture and leading provider of IT and related solutions services in Qatar. He has also served as Managing Director at Enterprise Strategy Group, a leading, integrated, full-service IT analyst and business strategy firm. Mr. O’Donnell was Global Head of Data Centers at UK-based BT (formerly British Telecom), one of the world’s largest communications services company. He has held senior positions at other technology and financial services-based global enterprises, including First Data Corporation, Cable & Wireless, Lehman Brothers and Deutsche Bank. Mr. O’Donnell has served on the Advisory Board at Fusion-io and is currently Chairman of the Advisory Board at Violin Memory, both US-based companies pioneering enabling technologies for advancements in data center operations. The arrangement with Mr. O’Donnell provides for a term of thirty-six (36) months and the grant of options to purchase 300,000 shares of our common stock at an exercise price of $0.345 per share, vesting ratably at the end of each of the first 12 quarterly periods from the effective date of his appointment to the Advisory Board.

Steve Biondi. Mr. Biondi was appointed to join Mr. O’Donnell on the Advisory Board in March 2012. Mr. Biondi brings to the Advisory Board more than 30 years of senior management experience in the technology industry with a reputation for leading sales and product development teams in multinational organizations. Mr. Biondi was recently appointed and currently serves as President of North America Operations at Micro Focus, a provider of enterprise application modernization, testing and management solutions. Prior to joining Micro Focus, Mr. Biondi served as Vice President, OEM Sales for North and South America at VMware, a global leader in virtualization and cloud infrastructure solutions enabling businesses to optimize information technology (IT) resources in the Cloud Era. Previous to VMware, Mr. Biondi held a range of leadership and executive roles in General Business and the Software Group during his career of more than 20 years at International Business Machines Corporation, including Worldwide Director of Software Sales for Small and Mid-Size Customers. In joining the Advisory Board, Mr. Biondi was granted options to purchase 250,000 shares of our common stock at an exercise price of $0.345 per share, vesting ratably at the end of each of the first 12 quarterly periods from the effective date of his appointment to the Advisory Board.

Richard Scannell. Mr. Scannell was appointed to the Advisory Board as of May 1, 2012. Mr. Scannell brings to the Advisory Board more than 20 years of senior management experience in the technology sector with a reputation for successfully executing innovative sales, marketing and operational support strategies in multinational enterprises. He is co-founder of GlassHouse Technologies, a leading global provider of data center infrastructure consulting and managed services, and currently serves as the company’s Senior Vice President of Corporate Strategy and Sales responsible for GlassHouse’s global market strategy and North American Sales. Prior to GlassHouse, Mr. Scannell served as Chief Operating Officer of UpSource, Inc., a start-up company providing outsourced customer relationship management services. Previous to UpSource, Mr. Scannell held a range of leadership and management roles principally within the information technologies business groups during his career of more than 12 years at Fortune 500 US-based Motorola, Inc., including heading the information technology group supporting Motorola business units responsible for a $10 billion market segment. In joining the Advisory Board, Mr. Scannell was granted, subject to approval by our Board of Directors, options to purchase 250,000 shares of our common stock at an exercise price equal to the fair market value of our common stock at the date of grant, vesting ratably at the end of each of the first 12 quarterly periods from the effective date of his appointment to the Advisory Board.

Harkeeret Singh. Mr. Singh was appointed to the Advisory Board as of May 1, 2012. Mr. Singh brings to the Advisory Board an extensive background and industry reputation as one of the primary enablers advocating greener and more sustainable information technology infrastructure strategies. He is currently Global Head of Energy and Sustainable IT at Thomson Reuters, the world’s leading source of intelligent information for businesses and professionals. In this role, Mr. Singh is responsible for energy efficiency and sustainability across technology operations, including Data Centers, Servers, Storage, Network and Desktop. In addition, Mr. Singh has performed substantial research of data centers and information technology environments in both Europe and the United States in particular pursuit of advancing energy responsible principles and working across traditional boundaries to achieve holistic efficiency. Prior to joining Thomson Reuters, Mr. Singh served in a variety of roles, including Head of Data Center Strategy, at UK-based BT (formerly British Telecom), one of the world’s largest communications services companies. In joining the Advisory Board, Mr. Singh was granted, subject to approval by our Board of Directors, options to purchase 250,000 shares of our common stock at an exercise price equal to the fair market value of our common stock at the date of grant, vesting ratably at the end of each of the first 12 quarterly periods from the effective date of his appointment to the Advisory Board.

Board Committees

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which requires us to have committees or charters. Our Board of Directors, however, has determined to establish three committees: an Audit Committee; a Compensation Committee; and a Nominating and Corporate Governance Committee. Each committee operates under a charter approved by our Board of Directors. To request a copy each committee’s charter, please make written request to our President c/o Rackwise, Inc., 2365 Iron Point Road, Suite 190, Folsom, CA 95630. The membership, principal duties and responsibilities of each committee are set forth below.

The membership of the committees is set forth below:

Nominating and
Corporate
	Audit	Compensation	Governance
Name	Committee	Committee	Committee

Guy A. Archbold			Chair
Edward F. Feighan		●	●
Michael Feinberg	●	●
J. Sherman Henderson III	●	Chair
John Kyees	●
William Andrew			●

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

Code of Conduct

We have adopted a written code of business conduct and ethics that applies to our directors, officers, employees and certain other persons, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We believe that the code of conduct is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. To request a copy of the code of conduct, please make written request to our President c/o Rackwise, Inc., 2365 Iron Point Road, Suite 190, Folsom, CA 95630.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the fiscal year ended December 31, 2012, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock, other than Gordon V. Smith, satisfied their Section 16(a) filing requirements, although certain reports were filed on a late basis.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended December 31, 2012 and 2011 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2012; (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the fiscal year ended December 31, 2012; and (iii) up to two additional individuals who received annual compensation during the fiscal year ended December 31, 2012 in excess of $100,000 and who were not serving as executive officers of at the end of the fiscal year ended December 31, 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non- Equity Incentive Plan Compensation	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Guy A. Archbold	2012	$250,000	$-	$-		$55,775	(2)	$-	$-	$-		$222,975
CEO, President and	2011	$70,000	$-	$-		$1,526,970	(3)	$-	$-	$192,500	(4)	$1,789,470
Executive Chairman
of the Board (1)

Jeff Winzeler	2012	$165,000	$-	$34,500	(5)	$338,100	(6)	$-	$-	$-		$537,600
CFO, Secretary and	2011	$-	$-	$-		$-		$-	$-	$-		$-

(1)	Guy A. Archbold was appointed as our Chief Executive Officer and President on September 30, 2011 and became our Chairman of the Board of Directors on January 6, 2012.

(2)	Represents the grant date value of Mr. Archbold’s January 9, 2012 option grant received for his services as a director of the Company, computed in accordance with FASB ASC Topic 718.

(3)	Represents the estimated fair value of the vesting of Mr. Archbold’s options granted in connection with the November 2011 execution of the Intel agreements, computed in accordance with FASB ASC Topic 718.

(4)	Consists of fees paid pursuant to the Management Consulting Agreement, dated April 1, 2011, between VNDI and Mr. Archbold. The agreement terminated on September 30, 2011 upon Mr. Archbold’s appointment as an executive officer of the Company.

(5)	Represents the grant date value of Mr. Winzeler’s January 23, 2012 restricted stock grant, computed in accordance with FASB ASC Topic 718.

(6)	Represents the (a) $225,400 grant date value of Mr. Winzeler’s January 23, 2012 option grant, computed in accordance with FASB ASC Topic 718 and the (b) $112,700 grant date value of Mr. Winzeler’s February 15, 2012 option grant, computed in accordance with FASB ASC Topic 718.

(7)	Jeff Winzeler was appointed as our Chief Financial Officer on January 23, 2012, and was subsequently appointed as our Secretary and Treasurer on November 30, 2012.

Employment Agreements

We have entered into an employment agreement with Guy A. Archbold as of September 30, 2011, whereby he agreed to serve as our Chief Executive Officer, President and Chairman of the Board of Directors. The agreement is for an initial period of three years and provides for an annual base salary of $250,000. Mr. Archbold is eligible to earn a bonus upon meeting specified performance standards, to be established by the Company. On January 9, 2012, we granted Mr. Archbold non-statutory stock options to purchase 6,900,000 shares of common stock pursuant to his employment agreement but outside of our 2011 Equity Incentive Plan, which are vested and are exercisable at a price of $0.345 per share. In addition, on January 9, 2012, we granted Mr. Archbold options to purchase 250,000 shares of common stock outside of our 2011 Equity Incentive Plan for services as our Chairman of the Board of Directors, which vested on July 18, 2012 and are exercisable at a price of $0.345 per share. All vested options survive the termination of the agreement and/or the termination of employment. Mr. Archbold’s employment may only be terminated for “just cause” (as defined in the agreement).

Effective January 23, 2012, we entered into an employment agreement with Jeff Winzeler to serve as our Chief Financial Officer. In connection with his appointment, Mr. Winzeler received (i) an annual base salary of $175,000; (ii) eligibility for bonus compensation; (iii) options to purchase 1,000,000 shares of common stock under our 2011 Equity Incentive Plan, vesting over a period of three years and exercisable at a price of $0.345 per share; and (iv) 100,000 shares of our restricted common stock. On January 23, 2012, we granted Mr. Winzeler options to purchase 1,000,000 shares of common stock under our 2011 Equity Incentive Plan, vesting over a period of three years and exercisable at a price of $0.345 per share. In the event that Mr. Winzeler was terminated without reasonable cause, he would be entitled to a severance payment equal to six months of his base salary at the time of termination.

Outstanding Equity Awards at Fiscal Year Ended December 31, 2012

	Option awards						Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Guy A. Archbold, CEO, President and Executive Chairman of the Board	6,900,000	—		—	$0.345	1/9/22	—	—	—	—
	250,000	—		—	$0.345	1/9/22	—	—	—	—
Jeff Winzeler CFO, Secretary and Treasurer	—	1,000,000	(a)	—	$0.345	1/23/22	—	—	—	—
	—	500,000	(b)	—	$0.345	2/15/22	—	—	—	—

(a) Shares vest as follows: 333,334 on January 23, 2013, 333,334 on January 23, 2014 and 333,333 on January 23, 2015.

(b) Shares vest as follows: 166,667 on February 15, 2013, 166,667 on February 15, 2014 and 166,666 on February 15, 2015.

Director Compensation

The following table summarizes compensation earned by our non-employee directors during the year ended December 31, 2012:

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)		Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Edward F. Feighan	2012	$-	$-	$70,475	(5)	$-	$-	$-	$70,475
Michael Feinberg (2)	2012	$-	$-	$71,100	(5)	$-	$-	$-	$71,100
J. Sherman Henderson III	2012	$-	$-	$70,475	(5)	$-	$-	$-	$70,475
William V. Andrew (3)	2012	$-	$-	$30,200	(5)	$-	$-	$-	$30,200
John Kyees (3)	2012	$-	$-	$30,200	(5)	$-	$-	$-	$30,200
Ken Spiegeland (4)	2012	$-	$-	$55,775	(6)	$-	$-	$-	$55,775
Emmett DeMoss (7)	2012	$-	$-	$-		$-	$-	$-	$-

(1) The amounts reported in this column represent the grant date fair value of the stock and option awards granted during the year ended December 31, 2012, calculated in accordance with FASB ASC Topic 718.

(2) Appointed as a director in January 2012.

(3) Appointed as a director in July 2012.

(3) Appointed as a director in July 2012.

(4) Resigned as a director in July 2012.

(5) Options to purchase 500,000 shares of common stock were outstanding at December 31, 2012.

(6) Options to purchase 250,000 shares of common stock were outstanding at December 31, 2012.

(7) Resigned as a director in January 2012.

On January 9, 2012, our Board of Directors granted each of our then five directors options to purchase 250,000 shares of our common stock at an exercise price of $0.345 per share, vesting in three equal installments (or 83,333 shares) on each of September 21, 2012, 2013 and 2014.

Effective July 18, 2012 we accelerated the vesting on the January 9, 2012 options previously issued to the members of our board of directors, the result being that such options vested immediately. In addition, we authorized an aggregate of 1,750,000 new non-plan, non-statutory options to members of our board of directors including 250,000 options to each incumbent member, excluding Guy A. Archbold who waived his right to receive such additional options, and 500,000 options to each of our two new members, John Kyees and William Andrew. The options issued to the incumbent members vest on the first anniversary of their respective engagements as directors. 250,000 of the options issued to each of the new board members vested on issuance and the remaining 250,000 options issued to such members vest on the first anniversary of their respective appointments. All of the newly issued director options have an exercise price equal to the fair market value of our common stock on the date of grant and have a ten year term subject to earlier forfeiture.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 12, 2013 by:

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

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership(2)	Percentage of Class(3)

Guy A. Archbold	Common Stock	7,150,000(4)	5.7%
Jeff Winzeler	Common Stock	600,001(5)	*
Edward Feighan	Common Stock	2,616,666(6)	2.2%
Michael Feinberg	Common Stock	950,000(7)	*
Sherman Henderson	Common Stock	500,000(8)	*
John Kyees	Common Stock	1,360,500(9)	1.2%
William Andrew	Common Stock	1,083,168(10)	*

All directors and executive officers as a group (7 persons)		14,260,335(11)	11.0%

Black Diamond Financial Group LLC 1610 Wynkoop Street, Suite 400 Denver, CO 80202	Common Stock	67,381,345(12)	47.8%

Gordon V. Smith 8716 Crider Brook Way Potomac, MD 20854	Common Stock	9,895,098(13)	8.1%

Navesink Investment Fund, L.P. 46 Bellevue Avenue Rumson, NJ 07760	Common Stock	8,749,602(14)	7.3%

* Less than 1%.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Rackwise, Inc., 2365 Iron Point Road, Suite 190, Folsom, CA 95630.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 12, 2013 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Percentage based upon 117,757,201 shares of our common stock outstanding as of April 12, 2013.

(4)	Consists of (i) 690,000 options which vested on September 30, 2011 in connection with Mr. Archbold’s appointment as our CEO and President, (ii) 6,210,000 options which vested on November 29, 2011 and (iii) 250,000 director options which vested on July 18, 2012. All of such options have an exercise price of $0.345 per share.

(5)	Includes 333,334 and 166,667 options which vested on January 23, 2013 and February 15, 2013, respectively. In addition, Mr. Winzeler owns 666,666 and 333,333 options which will vest annually at a rate of 50% beginning on January 23, 2014 and February 15, 2014, respectively, if Winzeler remains employed by us on such vesting date. All of such options have an exercise price of $0.345 per share.

(6)	Includes (a) (i) 33,333 5-year warrants with an exercise price of $1.00 acquired on January 6, 2012, (ii) 500,000 7-year warrants exercisable on or before April 17, 2019 at an exercise price of $1.00, (iii) 166,667 5-year warrants with an exercise price of $0.30 acquired on October 4, 2012 and (iv) 333,333 5-year warrants with an exercise price of $0.30 acquired on January 13, 2013, and (b) (i) 250,000 options with an exercise price of $0.345 per share which vested on July 18, 2012 and (ii) 250,000 options with an exercise price of $0.348 per share which vested on September 21, 2012.

(7)	Includes (i) 150,000 5-year warrants with an exercise price of $0.625 acquired on December 5, 2011, (ii) 250,000 options with an exercise price of $0.345 per share which vested on July 18, 2012 and (iii) 250,000 options with an exercise price of $0.348 per share which vested on January 6, 2013.

(8)	Consists of (i) 250,000 options with an exercise price of $0.345 per share which vested on July 18, 2012 and (ii) 250,000 options with an exercise price of $0.348 per share which vested on September 21, 2012.

(9)	Includes (i) 203,500 5-year warrants with an exercise price of $0.625 acquired on September 21, 2011, (ii) 100,000 5-year warrants with an exercise price of $1.00 acquired on January 13, 2012 and (iii) 250,000 options which vested on July 18, 2012. Excludes 250,000 options which will vest on July 18, 2013. All of such options have an exercise price of $0.348 per share.

(10)	Includes (a) (i) 102,723 5-year warrants with an exercise price of $0.625 acquired on September 21, 2011, and (ii) 100,000 5-year warrants with an exercise price of $1.00 acquired on December 16, 2012, and (b) (i) 250,000 options which vested on July 18, 2012. Excludes (a)(i) convertible promissory note in the principal amount of $100,000 due October 17, 2012 which is convertible at the sole option of the holder into units of our securities (shares and warrants of our Company) at a conversion price of $0.20, and (ii) convertible promissory note in the principal amount of $51,972.61 due October 17, 2012 which is convertible at the sole option of the holder into units of our securities (shares and warrants of our Company) at a conversion price of $0.20, and (b) 250,000 options which will vest on July 18, 2013. All of such options have an exercise price of $0.348 per share.

(11)	Includes shares issued to our executive officers and directors which are subject to certain vesting requirements and may vest within 60 days of April 12, 2013 and excludes other shares issued to our executive officers and directors which are subject to certain longer vesting requirements.

(12)	Includes (a) 3,298,309 shares of our common stock and 1,695,334 shares of our common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days of April 12, 2013 owned by Black Diamond Financial Group LLC (“BDFG”), (b) 23,486,243 shares of our common stock and 12,345,391 shares of our common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days of April 12, 2013 owned by Black Diamond Holdings LLC (“BDH”), (c) 17,057,589 shares of our common stock and 8,977,679 shares of our common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days of April 12, 2013 owned by Rackwise Funding LLC (“Rackwise Funding”), and (d) 341,241 shares of our common stock and 179,586 shares of our common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days of April 12, 2013 owned by MFPI Partners LLC (“MFPI”). BDFG is the manager of BDH and Rackwise Funding. Patrick Imeson is the manager of BDFG and MFPI and, to our knowledge, has sole voting and investment power with respect to the securities owned by BDFG, BDH, Rackwise Funding and MFPI. Mr. Imeson may be deemed to beneficially own the securities held by BDFG, BDH, Rackwise Funding and MFPI.

(13)	Includes 3,689,682 shares of our common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days of April 12, 2013.

(14)	Consists of (a) 1,106,766 shares of our common stock owned by AMG II, LLC (“AMG”), (b) 133,334 shares of our common stock and 33,334 shares of our common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days of April 12, 2013 owned by Navesink Capital Advisors, LLC (“NCA”), and (c) 4,984,112 shares of our common stock and 2,492,056 shares of our common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days of April 12, 2013 owned by Navesink Investment Fund, L.P. (“NIF”). Excludes 4,000,000 shares of our common stock issuable upon exercise of outstanding warrants owned by NCA, the exercise of which warrants is subject to a customary 9.99% “blocker.” Navesink Partners, LLC is the general partner of NIF. Alan Goddard is the managing member of AMG, NCA and Navesink Partners, LLC and, to our knowledge, has sole voting and investment power with respect to the securities owned by AMG, NCA and NIF. Mr. Goddard may be deemed to beneficially own the securities held by AMG, NCA and NIF.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	11,261,667	$0.343	2,238,333

Equity compensation plans not approved by security holders	13,413,334	$0.346	-

Total	24,675,001	$0.344	2,238,333

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Notes Payable

On April 20, 2012, we closed on a ninety day 12% convertible promissory note (a “12% Note”) with $125,000 of proceeds from a director. The 12% Note was scheduled to mature ninety days after issuance and was convertible, at the option of the holder, into our units, at a price of $0.40 to $.0.45 per unit, each unit consisting of one share of the Company’s common stock and one warrant representing the right to purchase one share of the Company’s common stock for a period of five years from issuance at an exercise price of $0.80 to $1.00 per share. The warrants were exercisable on a cashless basis and contain weighted average anti-dilution price protection. On July 19, 2012, this 12% Note was extended an additional ninety days. As of December 31, 2012, this note was in default and there was $10,479 of accrued interest.

On August 15, 2012, the same director purchased half of an existing $100,000 12% Note, plus the right to $1,973 of accrued interest, for $51,973 of proceeds from a director. We exchanged the existing 12% Note for a new 12% Note with a face value of $51,973 and a maturity date of October 17, 2012. As of December 31, 2012, this note was in default and there was $2,358 of accrued interest.

Short-Term Loan

On April 12, 2013, we borrowed $112,500 via a short-term interest free loan from an affiliate.  The loan is intended to convert into the securities to be sold by us in a subsequent offering.

Stock Options

See discussion above under Item 11. Executive Compensation.

Employment Agreements

See discussion above under Item 11. Executive Compensation — Employment Agreements.

PPO Units

Edward Feighan, a director, purchased an aggregate of 500,000 of PPO Units in the Third Private Offering at a price of $0.15 per Unit, or an aggregate gross selling price of $75,000. Each PPO Unit consisted of (i) one share of our common stock and (ii) a warrant representing the right to purchase one share of our common stock, exercisable for a period of five years, at an exercise price of $0.30 per share.

Director Independence

Our Board has determined that each of Messrs. Feighan, Henderson, Kyees and Andrew is independent within the meaning of applicable listing rules of The New York Stock Exchange, as amended from time to time and the rules promulgated by the SEC.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by Marcum LLP, our principal accountant for professional services rendered during the fiscal years ended December 31, 2012 and 2011 are set forth in the table below:

	Fiscal Years Ended December 31,
Fee Category	2012	2011

Audit fees (1)	$154,250	$177,167
Audit-related fees (2)	62,922	159,242
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$217,172	$336,409

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our Board of Directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board of Directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2012, were approved by our Board of Directors.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

See Index to Financial Statements immediately following the signature page of this Annual Report.

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

In reviewing the agreements included as exhibits to this Annual Report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Annual Report and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of September 21, 2011 by and among Registrant, VNDI Acquisition Corp. and Visual Network Design, Inc. (a Delaware corporation) (1)

2.2	Certificate of Merger dated as of September 21, 2011 for the merger of VNDI Acquisition Corp. into Visual Network Design, Inc. (a Delaware corporation) (1)

3.1	Certificate of Incorporation of MIB Digital, Inc. (2)

3.2	Certificate of Incorporation of Cahaba Pharmaceuticals, Inc. (3)

3.3	Certificate of Merger of MIB Digital, Inc., with and into Cahaba Pharmaceuticals, Inc. (3)

3.4	Articles of Merger as filed with the Nevada Secretary of State on July 8, 2011 (4)

3.5	Agreement and Plan of Merger dated July 8, 2011 by and between Cahaba Pharmaceuticals, Inc. and Visual Network Design, Inc. (4)

3.6	Articles of Merger as filed with the Secretary of State of the State of Nevada on September 29, 2011 (5)

3.7	Agreement and Plan of Merger, dated September 29, 2011, by and between Visual Network Design, Inc. and Rackwise, Inc. (5)

3.8	By-Laws of the Registrant (1)

4.1	Form of Investor Warrant issued the investors in the November 2011 Private Placement Offering (1)

Exhibit No.	Description

4.2	Form of Merger Warrant (1)

4.3	Form of Broker Warrant issued the investors in the November 2011 Private Placement Offering (1)

4.4	Form of Investor Warrant issued the investors in the January 2012 Private Placement Offering (7)

4.5	Form of Broker Warrant issued the investors in the January 2012 Private Placement Offering (7)

4.6	Form of 12% Senior Convertible Promissory Note (8)

4.7	Form of Warrant underlying 12% Senior Convertible Promissory Note (9)

4.8	Form of 8% Convertible Promissory Note (10)

4.9	Form of Warrant issued in connection with the issuance of the 8% Convertible Promissory Notes (11)

4.10	Form of Investor Warrant issued to the investors in the Third Private Offering*

10.1	Split-Off Agreement, dated as of September 21, 2011, by and among the Registrant, VNDI Split Corp., and Scott Hughes (1)

10.2	General Release Agreement, dated as of September 21, 2011, by and among the Registrant, VNDI Split Corp. and Scott Hughes (1)

10.3	Form of Subscription Agreement between Registrant and the investors in the November 2011 Private Placement Offering, including Addendum to Subscription Agreement (1)

10.4	Subscription Escrow Agreement dated July 18, 2011, by and among the Registrant, Gottbetter Capital Markets, LLC, and CSC Trust Company of Delaware, as amended on August 4, 2011 and September 12, 2011 (1)

10.5	Placement Agency Agreement dated as of August 3, 2011 by and between the Registrant and Gottbetter Capital Markets, LLC, as amended on September 12, 2011 (1)

10.6	Form of Registration Rights Agreement by and between Registrant and the investors in the November 2011 Private Placement Offering (1)

10.7	Assignment and Assumption Agreement dated September 21, 2011 between the Registrant and Visual Network Design, Inc., a Delaware corporation (1)

10.8	Escrow Agreement dated September 21, 2011 among the Registrant, Robert B. Ney, as indemnification representative, and Gottbetter & Partners, LLP, as escrow agent (1)

10.9	2011 Equity Incentive Plan (1)

10.10	Form of Lock-Up Agreement (1)

10.11	Exchange Agent Agreement dated September 21, 2011 by and between the Registrant and Broadridge Corporate Issuer Solutions, Inc. (1)

10.12	Finder’s Fee Agreement dated September 20, 2011 by and between the Registrant and INVX Peru S.A.C. (1)

10.13	Employment Agreement dated as of September 30, 2011 by and between the Registrant and Guy A. Archbold (7)

10.14	Consulting Agreement dated October 1, 2011 by and between the Registrant and Gottbetter Capital Markets, LLC (6)

10.15	Consulting Services Agreement dated November 25, 2011 by and between the Registrant and Paradigm Capital Holdings LLC (7)

10.16	Consulting Services Agreement dated November 25, 2011 by and between the Registrant and Navesink Capital Advisors, LLC (7)

10.17	Form of Subscription Agreement between the Registrant and the investors in the January 2012 Private Placement Offering (7)

10.19	Form of Registration Rights Agreement between the Registrant and the investors in the January 2012 Private Placement Offering (7)

10.20	Subscription Escrow Agreement dated December 1, 2011, by and among the Registrant, Gottbetter Capital Markets, LLC, and CSC Trust Company of Delaware, as amended on December 29, 2011 and January 9, 2012 (7)

10.21	Placement Agency Agreement dated as of December 1, 2011 by and between the Registrant and Gottbetter Capital Markets, LLC, as amended on December 15, 2011 and January 9, 2012 (7)

Exhibit No.	Description

10.22	Form of Securities Purchase Agreement by and among the Company and the investors set forth on the signature pages affixed thereto with respect to the purchase of (i) 8% Convertible Promissory Note and (ii) Warrant issued in connection with the issuance of the 8% Convertible Promissory Notes (12)

10.23	Amended and Restated Subscription Escrow Agreement, dated as of June 22, 2012, by and among the Registrant, Gottbetter Capital Markets, LLC, and CSC Trust Company of Delaware (13)

10.24	Placement Agency Agreement, dated as of June 22, 2012, by and between Gottbetter Capital Markets, LLC and the Registrant (14)

10.25	Subscription Escrow Agreement dated September 1, 2012, as amended, by and among the Registrant, Gottbetter Capital Markets, LLC, and CSC Trust Company of Delaware (Third Private Offering)*

10.26	Form of Subscription Agreement by and among the Registrant, Gottbetter Capital Markets, LLC, and CSC Trust Company of Delaware (Third Private Offering)*

10.27	Placement Agency Agreement, dated as of September 1, 2012, as amended, by and between Gottbetter Capital Markets, LLC and the Registrant (Third Private Offering)*

14.1	Code of Ethics (7)

21.1	List of Subsidiaries (1)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed/Furnished herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except if and to the extent that Company specifically incorporates it by reference.

(1)	Filed with the Securities and Exchange Commission on September 27, 2011 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated September 21, 2011, which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on November 18, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1 (File Number 333-163172), which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on August 30, 2010 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated August 24, 2011, which exhibit is incorporated herein by reference.

(4)	Filed with the Securities and Exchange Commission on July 13, 2011 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated July 8, 2011, which exhibit is incorporated herein by reference.

(5)	Filed with the Securities and Exchange Commission on October 5, 2011 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated September 29, 2011, which exhibit is incorporated herein by reference.

(6)	Filed with the Securities and Exchange Commission on November 14, 2011 as an exhibit, numbered as indicated above, to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2011, which exhibit is incorporated herein by reference.

(7)	Filed with the Securities and Exchange Commission on January 17, 2012 as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1 (File No 333-179020), which exhibit is incorporated herein by reference.

(8)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 26, 2012, which exhibit is incorporated herein by reference.

(9)	Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 26, 2012, which exhibit is incorporated herein by reference.

(10)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 6, 2012, which exhibit is incorporated herein by reference.

(11)	Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 6, 2012, which exhibit is incorporated herein by reference.

(12)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 6, 2012, which exhibit is incorporated herein by reference.

(13)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 6, 2012, which exhibit is incorporated herein by reference.

(14)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 6, 2012, which exhibit is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RACKWISE, INC.

Dated: April 16, 2013	By:	/s/ Guy A. Archbold
	Name:	Guy A. Archbold
	Title:	Chief Executive Officer

Dated: April 16, 2013	By:	/s/ Jeff Winzeler
	Name:	Jeff Winzeler
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy A. Archbold	Chief Executive Officer (Principal	April 16, 2013
Guy A. Archbold	Executive Officer) and Chairman of the Board of Directors

/s/ Jeff Winzeler	Chief Financial Officer (Principal	April 16, 2013
Jeff Winzeler	Financial and Accounting Officer)

/s/ Edward Feighan	Director	April 16, 2013
Edward Feighan

*/s/ Michael Feinberg	Director	April 16, 2013
Michael Feinberg

	Director	April 16, 2013
Sherman Henderson

/s/ John Kyees	Director	April 16, 2013
John Kyees

	Director	April 16, 2013
William Andrew

Rackwise, Inc. and Subsidiary
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of

Rackwise, Inc.

We have audited the accompanying consolidated balance sheets of Rackwise, Inc. and Subsidiary, (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rackwise, Inc. and Subsidiary, as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, at December 31, 2012, the Company has not achieved a sufficient level of revenues to support its business and has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

April 16, 2013

Rackwise, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2012	2011

Assets

Current Assets:
Cash	$16,799	$613,443
Accounts receivable, net of allowance for factoring fees
of $165,991 and $3,582 respectively	381,900	212,950
Deferred financing costs, net	68,344	-
Prepaid expenses and other current assets	54,245	73,564

Total Current Assets	521,288	899,957

Property and equipment, net	303,825	130,072
Intangible assets, net	127,063	162,452
Deposits and other assets	55,847	22,132

Total Assets	$1,008,023	$1,214,613

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$2,211,568	$1,072,716
Accounts payable - related parties	54,497	3,090
Due to factor	891,353	179,145
Accrued expenses	2,171,905	1,444,109
Accrued issuable equity	57,750	1,560,030
Accrued interest	58,520	-
Accrued interest - related parties	22,988	7,648
Notes payable	1,281,973	-
Notes payable - related parties	226,972	50,000
Current portion of deferred rent	99,609	2,759
Deferred revenues	668,086	525,333

Total Current Liabilities	7,745,221	4,844,830
Deferred rent, non-current portion	83,305	21,650

Total Liabilities	7,828,526	4,866,480

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $0.0001 par value;
authorized - 10,000,000 shares;
issued and outstanding - none	-	-
Common stock, $0.0001 par value;
authorized - 300,000,000 shares;
issued and outstanding - 107,333,816 and 94,863,803
shares, respectively	10,733	9,487
Additional paid-in capital	36,648,869	30,225,066
Accumulated deficit	(43,480,105)	(33,886,420)

Total Stockholders' Deficiency	(6,820,503)	(3,651,867)

Total Liabilities and Stockholders' Deficiency	$1,008,023	$1,214,613

See Notes to these Consolidated Financial Statements

Rackwise, Inc. and Subsidiary

Consolidated Statements of Operations

	For The Years Ended
	December 31,
	2012	2011

Revenues	$3,253,436	$2,020,048

Direct cost of revenues	575,956	216,682

Gross Profit	2,677,480	1,803,366

Operating Expenses

Sales and marketing	4,639,283	1,936,524
Research and development	2,407,818	1,057,768
Transaction expenses	-	1,264,688
General and administrative	4,285,233	5,653,656

Total Operating Expenses	11,332,334	9,912,636

Loss From Operations	(8,654,854)	(8,109,270)

Other Income (Expense)
Interest	(97,118)	(333,726)
Amortization of debt discount	(604,605)	(632,380)
Amortization of deferred financing costs	(49,662)	(347,632)
Induced note conversion	(76,736)
Gain on change in fair value of derivative liabilities	-	542,283
Loss on extinguishment	(113,925)	-
Other income, net	3,215	-

Total Other Expense	(938,831)	(771,455)

Net Loss	$(9,593,685)	$(8,880,725)

Net Loss Per Common Share - Basic and Diluted	$(0.10)	$(0.17)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	97,765,439	52,737,927

See Notes to these Consolidated Financial Statements

Rackwise, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Deficiency

For The Years Ended December 31, 2012 and 2011

			Additional	Note
	Common Stock		Paid-In	Receivable -	Accumulated
	Shares	Amount	Capital	Stockholder	Deficit	Total

Balance - December 31, 2010	38,846,743	$3,885	$18,117,348	$(187,717)	$(25,005,695)	$(7,072,179)

Conversion of notes and accrued
interest into shares of common
stock	28,901,267	2,890	6,436,200	-	-	6,439,090

Exercise of warrants	1,609,747	161	2,884	-	-	3,045

Issuance of common stock and
warrants - private placement, net	14,866,028	1,487	3,748,828	-	-	3,750,315

Reclassification of derivative liability
to equity	-	-	1,133,186	-	-	1,133,186

Outstanding common stock of
Rackwise, Inc. at the time
of the exchange	10,000,018	1,000	(1,000)	-	-	-

Forgiveness of note receivable
- stockholder	-	-	-	187,717	-	187,717

Warrants issued in connection
with convertible notes	-	-	4,750	-	-	4,750

Stock-based compensation	640,000	64	782,870	-	-	782,934

Net loss	-	-	-	-	(8,880,725)	(8,880,725)

Balance - December 31, 2011	94,863,803	$9,487	$30,225,066	$-	$(33,886,420)	$(3,651,867)

Issuance of common stock and
warrants - private placement, net	11,299,000	1,130	2,324,034	-	-	2,325,164

Issuance of accrued equity	145,000	14	1,560,016	-	-	1,560,030

Issuance of restricted shares
as compensation	100,000	10	34,490	-	-	34,500

Warrants and beneficial conversion features issued as debt discount in connection with notes payable	-	-	604,605	-	-	604,605

Stock-based compensation	-	-	1,570,547	-	-	1,570,547

Exercise of warrants	31,782	3	19,861	-	-	19,864

Cancellation of shares pursuant to
settlement agreement	(250,000)	(25)	(56,975)	-	-	(57,000)

Incremental value of warrant modification	-	-	113,925	-	-	113,925

Conversion of notes and accrued interest
into common stock and warrants	1,144,231	114	176,564	-	-	176,678

Inducement expenses for conversion of
notes payable	-	-	76,736	-	-	76,736

Net loss	-	-	-	-	(9,593,685)	(9,593,685)

Balance - December 31, 2012	107,333,816	$10,733	$36,648,869	$-	$(43,480,105)	$(6,820,503)

See Notes to these Consolidated Financial Statements

Rackwise, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For The Years Ended
	December 31,
	2012	2011

Cash Flows From Operating Activities
Net loss	$(9,593,685)	$(8,880,725)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	243,488	191,549
Gain on sale of property and equipment	(3,064)	-
Provision for bad debt expense	1,443	-
Forgiveness of note receivable - stockholder	-	187,717
Stock-based compensation [2]	1,662,797	2,342,964
Cancellation of shares pursuant to settlement agreement	(57,000)	-
Loss on extinguishment	113,925	-
Induced note conversion expense	76,736	-
Change in fair value of derivative liabilities	-	(542,283)
Amortization of debt discount	604,605	632,380
Amortization of deferred financing costs	49,662	347,632
Deferred rent	158,505	2,404
Changes in operating assets and liabilities:
Accounts receivable, net	(170,393)	832,049
Prepaid expenses and other current assets	19,319	(34,511)
Deposits and other assets	(33,715)	(4,191)
Accounts payable	1,138,852	203,821
Accounts payable – related parties	51,407	(279,147)
Accrued expenses	731,611	850,529
Accrued interest	66,396	-
Accrued interest – related parties	17,312	327,054
Deferred revenues	142,753	(377,825)

Total Adjustments	4,814,639	4,680,142

Net Cash Used in Operating Activities	(4,779,046)	(4,200,583)

Cash Flows From Investing Activities
Acquisition of property and equipment	(291,348)	(99,197)
Proceeds from sale of property and equipment	8,901	-
Acquisition of intangible assets	(96,341)	(102,527)

Net Cash Used in Investing Activities	(378,788)	(201,724)

Cash Flows From Financing Activities
Proceeds from notes payable	405,000	2,337,980
Proceeds from notes payable - related party	175,000	-
Proceeds from bridge units	1,050,000	-
Issuance of common stock and warrants, net [1]	2,325,164	3,750,315
Proceeds of warrant exercise	19,864	3,045
Deferred financing costs	(122,231)	(347,632)
Due to factor, net	712,208	(767,645)
Payment of capital lease obligations	(3,815)	(7,679)

Net Cash Provided by Financing Activities	4,561,190	4,968,384

Net (Decrease)/Increase In Cash	(596,644)	566,077

Cash - Beginning	613,443	47,366

Cash - Ending	$16,799	$613,443

[1]	Gross proceeds of $2,675,100 and $4,205,574, less issuance costs of $349,936 and $455,259 for the years ended December 31, 2012 and 2011, respectively.

[2]	Includes accrued issuable equity of $57,750 and $1,560,030 for the years ended December 31, 2012 and 2011, respectively.

See Notes to these Consolidated Financial Statements

Rackwise, Inc. and Subsidiary

Consolidated Statements of Cash Flows - Continued

	For The Years Ended
	December 31,
	2012	2011

Supplemental Disclosures of Cash Flow Information:

Non-cash financing activities:
Equity issued (issuable)	$1,560,030	$(1,560,030)
Equity issuable	$(57,750)	$-
Conversion of notes payable into equity	$176,678	$6,439,090
Cancellation of shares	$(57,000)	$-
Reclassification of derivative liabilities into equity	$-	$1,133,186
Warrants and beneficial conversion features issued in
connection with convertible notes	$604,605	$4,750

See Notes to these Consolidated Financial Statements

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1 - Organization and Operations

Organization and Operations

Rackwise, Inc. and Subsidiary (collectively “Rackwise” or the “Company”) is headquartered in Folsom, California with a software development and data center in Research Triangle, North Carolina. The Company creates Microsoft applications for network infrastructure administrators that provide for the modeling, planning, and documentation of data centers. The Company sells its applications in four primary products: Rackwise Standard Edition, Rackwise Enterprise Edition, Rackwise Datacenter Manager and Rackwise Web Edition.

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

Reverse Merger

On September 21, 2011, the predecessor to Rackwise, Inc. and its wholly-owned subsidiary executed a reverse merger agreement (the “Merger Agreement”) with an operating company (Visual Network Design, Inc. d/b/a Rackwise was incorporated in Delaware on January 8, 2003). Pursuant to the Merger Agreement and following the first closing of the First Private Offering (see Note 9 - Equity - Private Offerings - First Private Offering), the stockholders of the operating company received an aggregate of 72.7% of the common stock of the Company as a result of converting each share of common stock of the operating company for (1) approximately 1.27 shares of common stock in the Company (the “Merger Shares”); and (2) approximately 1.27 warrants, each to purchase one-half share of common stock in the Company (the “Merger Warrants”). At the time of the exchange, the operating company had 10,000,018 shares of common stock outstanding.

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

The Merger Warrants are exercisable for a period of five years at an exercise price of $0.625 per full share of common stock and are identical to the Investor Warrants (see Note 9 - Equity - Private Offerings - First Private Offering) in all material respects except that (i) the resale of the common stock underlying them is not covered by a registration statement; (ii) the Company may redeem the Merger Warrants only if they are eligible to be exercised on a cashless basis; and (iii) they are only exercisable on a cashless basis in connection with a redemption of the Merger Warrants and only commencing one year after the September 27, 2011 filing of the Current Report on Form 8-K with the SEC regarding the reverse merger.

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

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Significant Accounting Policies

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

During the years ended December 31, 2012 and 2011, the Company raised net proceeds of approximately $3,955,000 (gross proceeds of approximately $4,305,000 less approximately $349,000 of issuance costs) and $6,088,000 (gross proceeds of approximately $6,544,000 less issuance costs of approximately $455,000), respectively, in private offerings of common stock, warrants and debt funding. This capital has permitted the Company to proceed with its infrastructure investments.

As expected, the Company’s net losses and usage of cash have increased, while it awaits the expected benefits of its investment. During the years ended December 31, 2012 and 2011, the Company recorded net losses of approximately $9,594,000 and $8,881,000, respectively, while revenues increased to approximately $3,253,000 from approximately $2,020,000. During the years ended December 31, 2012 and 2011, the Company used cash in operating activities of approximately $4,779,000 and $4,201,000, respectively. As of December 31, 2012, the Company has limited cash of approximately $17,000, a working capital deficiency of approximately $7,224,000, an accumulated deficit of approximately $43,480,000 and owes approximately $1,100,000 for payroll tax liabilities, penalties and interest which has yet to be remitted to the taxing authorities. The Company also continues to incur unpaid payroll tax liabilities for the first quarter of 2013 of approximately $231,000. The IRS has placed federal tax liens that aggregate to approximately $771,000 against the Company in connection with the unpaid payroll taxes through the third quarter of 2012.

Subsequent to December 31, 2012, the Company (a) sold additional common stock and warrants for $150,000 of aggregate gross proceeds in the continuation of the Third Private Offering; (b) certain note holders elected to convert five 8% Notes with an aggregate principal amount of $800,000, plus $33,282 of aggregate accrued and unpaid interest, into equity; and (c) borrowed $112,500 via a short-term interest free loan from an affiliate (the loan is intended to convert into the securities to be sold by us in a subsequent offering; see Note 13 - Subsequent Events). The capital raised in the private placement offerings will be utilized to fund existing operating deficits while the Company continues to develop product line(s) and enhance marketing efforts to increase revenues and eventually generate operating surpluses. The Company believes it will be successful in these efforts; however, there can be no assurance the Company will meet its revenues forecasts or, if necessary, be successful in raising additional debt or equity financing to fund its operations on terms agreeable to the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. The Company expects that the cash it has available will fund its operations only until May 2013. If the Company is unable to obtain additional financing on a timely basis and, notwithstanding any request the Company may make, the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may have to delay note and vendor payments and/or initiate cost reductions, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate and/or seek reorganization under the U.S. bankruptcy code.

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

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Significant Accounting Policies - Continued

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the of acquisition to be cash equivalent. There are no cash equivalent as of December 31, 2012 and 2011.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. At the time accounts receivable are originated, the Company considers a reserve for doubtful accounts based on the creditworthiness of customers.  The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses.   The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis.  During the years ended December 31, 2012 and 2011, the Company’s losses from bad debts were not material. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

In addition, the Company factors its receivables with full recourse and, as a result, accounts for the factoring akin to a secured borrowing, maintaining the gross receivable asset and due to factor liability on its books and records. In connection with the factoring of its receivables, the Company estimates an allowance for factoring fees associated with the collections. These fees range from 2% to 30% depending on the actual timing of the collection. The actual recognition of such fees may differ from the estimates depending upon the timing of collections. Due to the current tax liens, the Company is currently in default of this factoring arrangement. As such, the factor could demand full repayment of the outstanding balance.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivables, accounts payable, accrued expenses and deferred revenue, approximated fair value as of the balance sheet date presented, because of the relatively short maturity dates on these instruments. The carrying amounts of the financing arrangements issued approximate fair value as of the balance sheet date presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates, anti-dilution protection and associated warrants.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the applicable assets. Computer, computer software and office equipment are depreciated over estimated useful lives of 3 years and furniture and fixtures are depreciated over estimated useful lives of 5 years. Expenditures for maintenance and repairs that do not improve or extend the expected lives of the assets are expensed to operations, while expenditures for major upgrades to existing items are capitalized. Upon retirement or other disposition of these assets, the costs and related accumulated depreciation and amortization of these assets are removed from the accounts and the resulting gains or losses are reflected in the consolidated statements of operations.

Accounting for Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 360, which requires recognition of impairment of long-lived assets in the event an indication of impairment exists and the net book value of such assets exceeds the expected future undiscounted net cash flows attributable to such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less the cost to sell. As of December 31, 2012, management does not believe there has been any impairment of long-lived assets.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Significant Accounting Policies – Continued

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

Concentration of Credit Risk and Customers

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company's cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount. The Company generally does not require collateral from its customers and generally requires payment in 30 days. The Company evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses as necessary. Historically, such losses have been within management’s expectations.

Revenues derived from customers in the United Kingdom denominated in U.S. dollars were approximately $68,000 and $68,000 during the years ended December 31, 2012 and 2011, respectively. Revenues derived from customers in Austria denominated in U.S. dollars were approximately $0 and $27,000 during the years ended December 31, 2012 and 2011, respectively. Revenues derived from customers in Australia denominated in U.S. dollars were approximately $53,000 and $39,000 during the years ended December 31, 2012 and 2011, respectively. Revenues derived from customers in Canada denominated in U.S. dollars were approximately $67,000 and $10,000 during the years ended December 31, 2012 and 2011, respectively. Revenues derived from customers in Germany denominated in U.S. dollars were approximately $90,000 and $0 during the years ended December 31, 2012 and 2011 respectively.

All remaining revenues were derived from customers in the United States of America. All of the Company’s long-lived assets are located in the United States of America. One customer represented 21% of revenue during the year ended December 31, 2012 and no customers exceeded 10% of revenues during the year ended December 31, 2011.

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized using the straight-line method over the shorter of (a) the term of the related debt or (b) the expected conversion date of the debt into equity instruments, which approximates the effective interest method. At December 31, 2012, accumulated amortization was approximately $50,000. The Company expects to record amortization of deferred financing costs of approximately $68,000 in 2013.

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

Revenue Recognition

In accordance with ASC topic 985-605, “Software Revenue Recognition,” perpetual license revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs after a license key has been delivered electronically to the customer. The Company’s perpetual license agreements do not (a) provide for a right of return, (b) contain acceptance clauses, (c) contain refund provisions, or (d) contain cancellation provisions.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Significant Accounting Policies - Continued

Revenue Recognition – Continued

In the case of the Company’s (a) subscription-based licenses, and (b) maintenance arrangements, when sold separately, revenues are recognized ratably over the service period. The Company defers revenue for software license and maintenance agreements when cash has been received from the customer and the agreement does not qualify for recognition under ASC Topic 985-605.  Such amounts are reflected as deferred revenues in the accompanying financial statements.  The Company’s subscription license agreements do not (a) provide for a right of return, (b) contain acceptance clauses, (c) contain refund provisions, or (d) contain cancellation provisions.

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

	For The Years Ended
	December 31,
	2012	2011
Licensing	$1,709,868	$587,059
Subscription	250,062	339,690
Maintenance	1,112,136	1,037,859
Professional services	181,370	55,440
Total revenues	$3,253,436	$2,020,048

Intangible Assets

All of the Company’s intangible assets consist of shapes acquired from a graphics designer for the Company’s database library that are schematics of specific computer equipment. These shapes, having a finite life are valued at cost and are utilized in the Company’s software with multiple customers in order to enable them to visualize and differentiate the specific computer equipment in their overall network. For example, the Company’s software’s graphical user interface displays a unique shape for each make and model of computer server. Intangible assets are recorded at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of 2.5 years.

Research and Development Costs

Research and development costs are charged to operations as incurred and consist primarily of salaries, consulting services and other direct expenses.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Significant Accounting Policies - Continued

Advertising Costs

The Company expenses advertising costs to operations as incurred. For the years ended December 31, 2012 and 2011, such costs were not material.

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

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present and disclose uncertain tax positions that the Company has taken or expects to take in its tax return. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company’s policy is to classify assessment, if any, for tax related interest as interest expense and penalties as general and administrative expenses. No interest and penalties were recorded during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and December 31, 2011, no liability for unrecognized tax benefits was required to be reported. The Company files tax returns in U.S. federal, state and local jurisdictions, including California, and has tax returns subject to examination by tax authorities beginning in the year ended December 31, 2009. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Stock-Based Compensation

The Company has an equity plan which allows for the granting of stock options to its employees, directors and consultants for a fixed number of shares with an exercise price equal to the fair value of the shares at date of grant. The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on interim financial reporting dates and vesting dates until the service period is complete. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. Since the shares underlying the Company’s equity are not currently registered, the fair value of the Company’s restricted equity instruments was estimated based on historical observations of cash prices paid for the Company's restricted common stock.

Stock-based compensation for directors is reflected in general and administrative expenses in the consolidated statements of operations. Stock-based compensation for employees and consultants could be reflected in (a) sales and marketing expenses; (b) research and development expenses; or (c) general and administrative expenses in the consolidated statements of operations.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2012 presentation. These reclassifications have no impact on previously reported net loss.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Significant Accounting Policies – Continued

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding for the year ended December 31, 2012 (1) includes the weighted average impact of 951,905 shares of common stock issuable as of December 31, 2012 and (2) excludes the weighted average impact of the 3,000,000 shares of common stock being held in escrow (the “Escrowed Shares”). Weighted average shares outstanding for the year ended December 31, 2011 (1) includes the weighted average underlying shares exercisable with respect to the 1,609,747 warrants exercisable at prices of $0.01 per share or less prior to the reverse merger; and (2) excludes the weighted average impact of the 3,000,000 escrowed shares. In accordance with the accounting literature, (1) the Company has given effect to the issuance of the issuable stock and the warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration; and (2) the Company has excluded the impact of the Escrowed Shares because they are contingently returnable.

Diluted net loss per common share adjusts basic net loss per common share for the effects of potentially dilutive financial instruments, only in the periods in which such effects exist and are dilutive. At December 31, 2012, outstanding stock options and warrants to purchase 24,675,001 and 60,541,103 shares of common stock, respectively, were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive. At December 31, 2011, outstanding stock warrants to purchase 48,362,014 shares of common stock were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that would be expected to have a material impact on the Company’s financial position or results of operations.

Subsequent Events

Subsequent events have been evaluated through the date of this filing.

Note 3 - Property and Equipment

Property and equipment consists of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
Computer and office equipment	$490,103	$314,483
Furniture and fixtures	114,871	12,835
Computer software	60,439	60,439
	665,413	387,757
Less: Accumulated depreciation	361,588	257,685

Property and equipment, net	$303,825	$130,072

The depreciation expense recorded was $111,758 and $53,348 for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, the Company sold property and equipment with $13,692 of original cost and $7,855 accumulated depreciation for cash proceeds of $8,901 and recognized a gain of $3,064.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 4- Intangible Assets

Intangible assets consisted of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
Computer equipment schematics	$1,838,095	$1,741,754
Less: Accumulated amortization	1,711,032	1,579,302
Intangible assets, net	$127,063	$162,452

All of the Company’s intangible assets consist of shapes acquired from a graphics designer for the Company’s database library that are schematics of specific computer equipment. These shapes, having a finite life are valued at cost and are utilized in the Company’s software with multiple customers in order to enable them to visualize and differentiate the specific computer equipment in their overall network. For example, the Company’s software’s graphical user interface displays a unique shape for each make and model of computer server.

The amortization expense for the years ended December 31, 2012 and 2011 was $131,730 and $138,201, respectively. As of December 31, 2012, the average remaining amortization period was 15 months. Future amortization expense of intangible assets is expected to be approximately $82,000 for 2013, $42,000 for 2014 and $3,000 for 2015. No amortization expense is expected to be recognized after 2015 related to intangible assets existing as of December 31, 2012.

Note 5 - Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2012	2011
Accrued commissions	$508,654	$164,123
Accrued payroll	270,551	328,942
Accrued payroll taxes (1)	1,099,887	537,289
Accrued vacation	219,206	150,207
Accrued professional fees and other	73,607	263,548

Total accrued expenses	$2,171,905	$1,444,109

(1)   Includes accrual for interest and penalties.

Accrued expenses include liabilities for unpaid payroll taxes along with an estimate of related interest and penalties. Through December 31, 2012, the Internal Revenue Service (“IRS”) has placed Federal tax liens aggregating approximately $771,000 against the Company in connection with these unpaid payroll taxes.

Note 6 - Notes Payable

Notes Converted Prior to Reverse Merger

During the year 2011, in conjunction with the reverse merger, an aggregate of $6,439,090 of notes and related accrued interest were converted into an aggregate 28,901,267 shares of common stock and five year warrants to purchase 14,450,633 shares of common stock at an exercise price of $0.625 per share. The converted notes included (a) $3,375,753 of face value of related party notes that bore interest at 12% (plus $623,899 of associated accrued interest), including $63,000 of face value that was issued during 2011 (see Note 9 - Equity - Conversion of Non-Bridge Notes for additional details); (b) $100,000 of face value of a note that bore interest at 10%; and (c) $2,275,000 of face value of Convertible Bridge Notes that bore interest at 10% (plus $64,438 of associated accrued interest), all of which was issued to third parties during 2011 (see Note 9- Equity – Private Offerings – First Private Offering for additional details).

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 6 - Notes Payable – Continued

5% Note

In December 2008, the Company issued a $50,000 5% note payable (the “5% Note”) to a related party that is a greater than 10% beneficial owner. The 5% Note was due in June 2009 and was in default at December 31, 2012 and 2011. Accrued interest related to the note was $10,151 and $7,648 at December 31, 2012 and 2011, respectively, which is included in Accrued Interest –Related Parties in the accompanying consolidated balance sheets.

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

The Company determined that the embedded conversion options were equity instruments and should not be bifurcated and accounted for as a derivative. The Company then determined that the aggregate beneficial conversion features’ value exceeded the relative fair value attributed to the 12% Notes and therefore the value attributed to the beneficial conversion was limited to $281,799 and the aggregate debt discount (attributable to both the beneficial conversion feature and the warrants) was equal to the $580,000 total proceeds of the 12% Notes. The individual debt discounts were amortized over the ninety-day life of the 12% Notes, such that the Company recorded debt discount amortization of $580,000 related to the 12% Notes for the year ended December 31, 2012.

12% Notes – Amended Terms

During July and August 2012, the Company and the investors agreed to extend the maturity of the 12% Notes an additional ninety days, while amending the terms of the 12% Notes (the “Amended 12% Notes”) and the warrants that are issuable upon conversion. In addition, two of the existing investors each purchased half of a 12% Note (the “Purchased 12% Note”) for the original face value plus $3,945 of accrued interest, such that the original $100,000 12% Note was canceled and each of the investors received a new $51,973 Amended 12% Note. The embedded conversion option was re-priced at the lesser of $0.20 per unit or the Subsequent Offering (a subsequent offering of $4,000,000 or greater of equity or convertible securities) price and became subject to weighted average anti-dilution protection. The warrants issuable upon conversion of the Amended 12% Notes into units were re-priced at the lesser of $0.30 per share of common stock or the exercise price of the warrants offered in the Subsequent Offering. In addition, if the Subsequent Offering has warrant coverage that exceeds 100%, the Amended 12% Note holders will be entitled to the same warrant coverage.

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

There was no extinguishment gain or loss associated with the Purchased 12% Notes because the original investor did not receive any additional consideration other than the face value plus accrued interest. Therefore, the $24,605 relative fair value of the modified issuable warrants associated with the Purchased 12% Notes was recorded as a new debt discount. The $113,925 change in the fair value of the issuable warrants associated with the rest of the Amended 12% Notes was recognized as a loss on extinguishment of the original 12% Notes. The Company then determined that the embedded conversion options associated with the Amended 12% Notes were equity instruments and should not be bifurcated and accounted for as a derivative. In addition, the Company determined that there was no beneficial conversion feature associated with the Amended 12% Notes because the embedded conversion option was out-of-the money. The individual debt discounts were amortized over the new ninety day life of the Amended 12% Notes, such that the Company recorded debt discount amortization of $24,605 related to the Amended 12% Notes for the year ended December 31, 2012.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 6 - Notes Payable – Continued

12% Notes – Amended Terms – Continued

On October 4, 2012, a note holder elected to convert a $75,000 Amended 12% Note plus $4,192 of accrued and unpaid interest into 527,945 shares of common stock and a five-year warrant to purchase 527,945 shares of common stock at an exercise price of $0.30 per share, pursuant to an inducement offer from the Company. The Company recorded $19,798 of induced note conversion expense which represents the incremental value of the securities received pursuant to the inducement offer. The carrying value of the notes and accrued interest were credited to equity at conversion. As of December 31, 2012, 152,945 shares of common stock were unissued. Subsequent to December 31, 2012 and prior to filing, the Company issued 152,945 shares of common stock.

Accrued interest was $12,837 and $24,688 related to the $176,973 of Amended 12% Notes held by a related party (a director) and the $331,973 of other Amended 12% Notes outstanding at December 31, 2012, respectively.

As of December 31, 2012, $508,946 face value of 12% Notes remained outstanding and were in default. Pursuant to the terms of the 12% Notes, noteholders are entitled to all legal remedies in order to pursue collection and the Company is obligated to bear all reasonable costs of collection. To date, no 12% Note holders have pursued collection.

8% Notes

In June, July and August 2012, the Company completed and closed on the issuance of $1,050,000 of Bridge Units (as hereafter defined) which consists of a twelve month 8% convertible note (the “8% Notes”) and a warrant (the “Bridge Warrant”). Bridge Units are being offered in anticipation of the Subsequent Offering.

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

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 6 - Notes Payable – Continued

8% Notes – Continued

On October 4, 2012, a note holder elected to convert a $100,000 8% Note plus $1,711 of accrued and unpaid interest into 1,043,191 shares of common stock and a five-year warrant to purchase 1,043,191 shares of common stock at an exercise price of $0.30 per share, pursuant to an inducement offer from the Company. The Company recorded $56,938 of induced note conversion expense which represents the incremental value of the securities received pursuant to the inducement offer. The carrying value of the notes and accrued interest, plus $4,225 of unamortized debt offering costs were credited to equity at conversion. As a result of the note conversion, a Bridge Warrant to purchase 100,000 shares of common stock had its exercise price adjusted to $0.225 and its term was extended to January 14, 2016. As of December 31, 2012, 273,960 shares of common stock were unissued. Subsequent to December 31, 2012 and prior to filing, the Company issued 273,960 shares of common stock.

Accrued interest related to the 8% Notes was $33,832 at December 31, 2012.

Three-year placement agent warrants to purchase 45,000 shares of common stock at the exercise date twenty-day volume weighted average price of the common stock are issuable in conjunction with the offering of Bridge Units (subject to adjustment if the 8% Notes are converted) and were determined to currently have an immaterial value. There were $122,231 of offering costs. Since no value was allocated to the equity instruments, all of the offering costs were allocated to the debt and were capitalized as deferred financing costs and are being amortized over the twelve-month life of the 8% Notes. Deferred financing costs of $49,662 were amortized during the year ended December 31, 2012.

Note 7 - Derivative Liabilities - Related Parties

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

The fair values of the embedded conversion options, which are associated with notes payable issued to related parties, were deemed to be derivative liabilities and measured using the binomial lattice options pricing model with the following assumptions:

For The Year Ended December 31, 2011

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

On September 21, 2011, immediately prior to, and conditioned upon the effectiveness of the reverse merger, an aggregate of $6,439,090 of notes and related accrued interest were converted into an aggregate 28,901,267 shares of common stock and five year warrants to purchase 14,450,633 shares of common stock at an exercise price of $0.625 per share. The converted notes included (a) $3,375,753 of face value of related party notes that bore interest at 12% (plus $623,899 of associated accrued interest), including $63,000 of face value that was issued during 2011; (b) $100,000 of face value of a note that bore interest at 10%; and (c) $2,275,000 of face value of Convertible Bridge Notes that bore interest at 10% (plus $64,438 of associated accrued interest), all of which was issued to third parties during 2011. At September 21, 2011, the derivative liability associated with the embedded conversion options of notes issued to related parties was revalued at $1,133,186. On September 21, 2011, the derivative liability balance of $1,133,186 was reclassified to equity. The gain on change in fair value of derivative liabilities, included in other income in the accompanying statements of operations was approximately $542,000 for the year ended December 31, 2011. See Note 8 – Fair Value Measures for additional details related to the derivative liabilities.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 8 - Fair Value Measures

The FASB’s accounting standard for fair value measurements establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2012 and December 31, 2011, respectively:

Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Derivative liabilities:
December 31, 2012	$-	$-	$-	$-
December 31, 2011	$-	$-	$-	$-

The derivative liabilities are measured at fair value using the binomial lattice options pricing model and are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during the years ended December 31, 2012 and 2011 (see Note 7 – Derivative Liabilities - Related Parties).

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For The Years Ended
	December 31,
	2012	2011

Fair value, beginning of period	$-	$1,645,852
Derivative liabilities recorded during the period	-	29,617
Reclassification of derivative liability to equity	-	(1,133,186)
Net unrealized (gain) loss on derivative financial instruments	-	(542,283)
Fair value, end of period	$-	$-

Note 9 – Equity

Authorized Capital

Effective with the Reverse Merger on September 21, 2011 (see Note 1 – Organization and Operations), the Company’s authorized capital became as follows:

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

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 9 – Equity – Continued

Consulting Agreements

On August 21, 2011, the Company entered into a three-month agreement for public relations and financial communications services. In consideration of services to be rendered, the Company agreed to pay $15,000 in cash per month in advance, for an aggregate of $45,000, and, subject to the consummation of the Reverse Merger, to issue 70,000 shares of vested Company common stock per month, for an aggregate of 210,000 shares, of which, 70,000 shares remained unissued as of December 31, 2011. Accordingly, the Company accrued the equity issuance liability of $15,960 as of December 31, 2011. During the year ended December 31, 2012, the remaining 70,000 shares were issued and the fair value of the shares of $15,960 was credited to equity.

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

On November 16, 2011, the Company entered into a twelve-month agreement for investor relations services with a consultant. In consideration of services to be rendered, the Company agreed to pay $6,000 in cash per month in advance, for an aggregate of $72,000, and to immediately issue 500,000 shares of vested Company common stock, plus an additional 500,000 shares of common stock at the six month anniversary of the agreement. The Company valued the shares and recorded the full value of issued shares and cash payments as consulting expense at the issuance date. For the year ended December 31, 2011, the Company recorded stock-based compensation expense of $114,000 (value of the first 500,000 shares), included in general and administrative expenses in the accompanying statements of operations. On January 11, 2012, the Company terminated this agreement and on January 16, 2012, the Company entered into a settlement agreement whereby the consultant agreed to accept the initial $12,000 of 2011 cash payments and 250,000 shares of common stock (by returning 250,000 shares of common stock to the Company for cancellation) in full satisfaction of the terminated agreement. During the year ended December 31, 2012, the Company reversed $57,000 of stock-based compensation expense upon cancellation of the returned shares.

On November 25, 2011, the Company entered into two two-year consulting agreements for business development and corporate finance services and advice. Upon execution of the consulting agreements, the Company paid an aggregate of $250,000 and issued immediately-vested, five-year warrants to purchase an aggregate of 6,000,000 shares of common stock at an exercise price of $0.66 per share, which are fully earned upon payment and issuance. The exercise price and number of shares of common stock issuable on exercise of these warrants may be adjusted in certain circumstances including stock splits, stock dividends, and future issuances of the Company’s equity securities without consideration or for consideration per share less than $0.375 (as specified in the warrant agreement). During the year ended December 31, 2011, the Company recorded the full grant date value of the warrants of $372,600 as stock-based compensation, included in general and administrative expenses in the accompanying statements of operations. The assumptions used in the Black-Scholes option pricing model were as follows: risk-free rate of 0.54%; expected volatility of 75.0%; expected term of 3.5 years; expected dividend yield of 0%.

On November 30, 2011, the Company entered into a six-month agreement for investor relations services. In consideration of services to be rendered, the Company agreed to pay a minimum of $7,000 in cash per month in advance (subject to supplemental performance-based bonuses), for an aggregate of $42,000, and to immediately issue 75,000 shares of vested Company common stock, of which, 75,000 shares remained unissued as of December 31, 2011. Accordingly, the Company accrued the equity issuance liability of $17,100 as of December 31, 2011. During the year ended December 31, 2012, the remaining 75,000 shares were issued and the fair value of the shares of $17,100 was credited to equity.

On December 19, 2011, the Company renewed an agreement for public relations and financial communications services for a three -month term. In consideration of services to be rendered, the Company agreed to pay $7,500 in cash per month in advance, for an aggregate of $22,500, and to issue 25,000 shares of vested Company common stock per month, for an aggregate of 75,000 shares. On February 3, 2012, after the Company had made an initial cash payment of $7,500 in December 2011, the Company terminated this agreement for non-performance. No shares were issued and no stock-based compensation expense was recorded related to this renewal agreement.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 9 – Equity – Continued

Consulting Agreements – Continued

On January 15, 2012, the Company entered into a six-month agreement for investor relations services. In consideration of services to be rendered, the Company agreed to pay a minimum of $10,000 in cash per month for an aggregate of $60,000, and to issue 300,000 shares of vested Company common stock, of which, 300,000 shares remained unissued as of December 31, 2012. See Note 12 – Commitments and Contingencies, for additional details associated with a dispute with this vendor. In connection with the unissued shares, the Company accrued the equity issuance liability at the fair market value of $33,000 at December 31, 2012 with a corresponding charge to stock-based compensation expense. At December 31, 2012, $60,000 of unpaid fees were included in accounts payable.

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

On August 30, 2012, as amended on November 5, 2012, the Company entered into a five-month agreement for public relations and financial communication services. In consideration of services to be rendered, the Company agreed to pay a minimum of $10,000 in cash per month in advance, for an aggregate of $50,000, and to issue 75,000 shares of vested Company common stock per month, for an aggregate of 375,000 shares. As of December 31, 2012, 225,000 earned shares were unissued. In connection with the unissued shares, the Company accrued the equity issuance liability of $24,750 at December 31, 2012 with a corresponding charge to stock-based compensation expense. Subsequent to December 31, 2012 and prior to filing, the Company issued 425,000 shares of common stock in connection with the consultant agreement, which included 50,000 shares pursuant to the original agreement and 375,000 shares pursuant to the amended agreement.

Conversion of Non-Bridge Notes

On September 21, 2011, immediately prior to, and conditioned upon the effectiveness of the reverse merger, $3,475,753 face value of the outstanding non-bridge convertible notes, plus aggregate accrued interest of $623,899, converted into shares of the operating company’s common stock, which were ultimately exchanged for an aggregate of 19,543,515 shares of the Company’s common stock, plus immediately-vested, five-year Merger Warrants to purchase 9,771,757 shares of common stock at an exercise price of $0.625 per share, pursuant to the terms of the Merger Agreement. The note holders waived their rights to two-year warrants in the operating company in favor of the Merger Warrants. See Note 1 - Organization and Operations – Reverse Merger.

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

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 9 – Equity – Continued

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

On September 21, 2011, the Company executed a registration rights agreement, whereby the Company committed to file a registration statement covering the resale of the common stock underlying the Units sold or to be sold in the First Private Offering and the common stock that is issuable upon exercise of the Investor Warrants (but not the common stock that is issuable upon exercise of the Broker Warrants or Merger Warrants) within 75 days of the final closing of the First Private Offering, and to use commercially reasonable efforts to cause the registration statement to become effective no later than 150 days after it is filed. The Company will be liable for monetary penalties at the monthly rate of 1% (to a maximum of 10%) of each holder’s investment in the First Private Offering until the failure to meet the above deadlines are cured. Notwithstanding the foregoing, no payments shall be owed with respect to that portion of a holder’s registrable securities (1) which may be sold by such holder under Rule 144 or pursuant to another exemption from registration; or (2) which the Company is unable to register due to limits imposed by Rule 415 under the Securities Act (which shares would then be eligible for “piggyback” registration rights with respect to any registration statement filed by the Company within two years following the effectiveness of the original registration statement). On January 17, 2012, the Company filed a registration statement on Form S-1 which was declared effective on June 11, 2012 and included the First Private Offering registrable securities.

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

During the year ended December 31, 2012, the Company had three additional closings of the Second Private Offering pursuant to which an aggregate of 4,356,668 Second Units were sold, resulting in $1,447,113 of aggregate net proceeds ($1,633,750 of gross proceeds less $186,637 of issuance costs). In connection with the closings, an aggregate of 4,356,668 shares of common stock and Second Investor Warrants to purchase 1,089,169 shares of common stock were issued. The Second Investor Warrants are redeemable in certain circumstances, are exercisable for a period of five years at an exercise price of $1.00 per full share of common stock and are subjected to weighted average anti-dilution protection.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 9 – Equity – Continued

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

The placement agent for the Second Private Offering receives a cash commission of 10% or 5% of the funds raised from investors in the Second Private Offering that were directly attributable or referred to the placement agent, respectively. In addition, the placement agent receives five-year warrants to purchase shares of common stock (the “Second Broker Warrants”) equal to 10% or 5% of the Second Units sold to investors in the Second Private Offering that were directly attributable or referred to the placement agent, respectively. The Second Broker Warrants are identical to the Second Investor Warrants in all material respects except that (i) the resale of the common stock underlying them is not covered by a registration statement; and (ii) they have an exercise price of $0.375 per share of common stock. As a result of the foregoing arrangement, in connection with the first closing in 2011, the placement agent (1) was paid aggregate cash commissions of $15,470; and (2) was issued Second Broker Warrants to purchase 216,253 shares of common stock. In connection with the three 2012 closings, the placement agent (1) was paid aggregate cash commissions of $136,500; and (2) was issued Second Broker Warrants to purchase 364,000 shares of common stock.

In connection with the Second Private Offering, the Company executed a registration rights agreement, whereby the Company committed to file a registration statement covering the resale of the common stock underlying the Second Units sold or to be sold in the Second Private Offering and the common stock that is issuable upon exercise of the Second Investor Warrants (but not the common stock that is issuable upon exercise of the Second Broker Warrants) within 75 days of the final closing of the Second Private Offering, and to use commercially reasonable efforts to cause the registration statement to become effective no later than 150 days after it is filed. The Company will be liable for monetary penalties at the monthly rate of 1% (to a maximum of 10%) of each holder’s investment in the Second Private Offering until the failure to meet the above deadlines are cured or upon the occurrence of certain other specified events. Notwithstanding the foregoing, no payments shall be owed with respect to that portion of a holder’s registrable securities (1) which may be sold by such holder under Rule 144 or pursuant to another exemption from registration; or (2) which the Company is unable to register due to limits imposed by Rule 415 under the Securities Act (which shares would then be eligible for “piggyback” registration rights with respect to any registration statement filed by the Company following the effectiveness of the original registration statement). On January 17, 2012, the Company filed a registration statement on Form S-1 which was declared effective on June 11, 2012 and included the Second Private Offering registrable securities.

Third Private Offering

During the year ended December 31, 2012, the Company had seven closings of a private offering that commenced on September 1, 2012 (the “Third Private Offering”), pursuant to which an aggregate of 6,942,332 investor units (“Third Units”) were sold at a price of $0.15 per Third Unit, resulting in $878,051 of aggregate net proceeds ($1,041,350 of gross proceeds less $163,299 of issuance costs). Each Third Unit consists of one share of common stock and a redeemable warrant to purchase one share of common stock (the “Third Investor Warrants”), such that an investors were entitled to an aggregate of 6,942,332 shares of common stock and Third Investor Warrants to purchase 6,942,332 shares of common stock (see Note 13 – Subsequent Events for details of closings subsequent to December 31, 2012).

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 9 – Equity – Continued

Private Offerings – Continued

Third Private Offering – Continued

Pursuant to the Third Private Offering, Third Units were originally offered at a purchase price equal to the lesser of (a) $0.20 per Third Unit or the five day volume weighted average price (“VWAP”). On December 12, 2012, the Company agreed to retroactively reduce the offering price to $0.15 per unit. If an investor elects to participate in the Third Private Offering for at least 50% of the funds that such investor has invested in the Company since September 21, 2011, the Company will reduce the exercise price of such investor’s warrants previously issued by the Company to $0.30 per share.

The amended placement agency agreement extended the offering until February 1, 2013.

The 2012 closings of the Third Private Offering resulted in warrants to purchase 2,518,760 shares of common stock having their exercise price reduced to $0.30 per share, including warrants to purchase 1,493,959, 774,801 and 250,000 shares whose original exercise price was $0.625 per share, $1.00 per share and the twenty day VWAP, respectively. Because the warrants were deemed to be equity instruments, the associated value was credited to equity.

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

The placement agent for the Third Private Offering is entitled to a cash commission of up to 10% of the funds raised from investors in the Third Private Offering that were directly attributable to or referred by the placement agent. In addition, the placement agent is entitled to five-year redeemable warrants to purchase shares of common stock (the “Third Broker Warrants”) equal to 10% of the Third Units purchased by investors in the Third Private Offering that were directly attributable to or referred by the placement agent. As a result of the foregoing arrangement, in connection with the closings during the year ended December 31, 2012, the placement agent (1) was paid aggregate cash commissions of $104,135; and (2) was issued Third Broker Warrants to purchase 694,233 shares of common stock. The Third Broker Warrants are identical to the Third Investor Warrants in all material respects except that (i) the resale of the common stock underlying them is not covered by a registration statement; and (ii) they have an exercise price of $0.15 per share of common stock.

In addition to the above closings, on October 4, 2012, a noteholder elected to convert a $75,000 Amended 12% Note, a $100,000 8% Note and accrued and unpaid interest into an aggregate of 1,571,136 shares of common stock and five-year warrants to purchase an aggregate of 1,571,136 shares of common stock at an exercise price of $0.30 per share, in connection with the Third Private Offering. As a result of the note conversion, a Bridge Warrant to purchase 100,000 shares of common stock had its exercise price adjusted to $0.225 and its term was extended to January 14, 2016. See Note 6 – Notes Payable for additional details. As of December 31, 2012, 426,905 shares of common stock were unissued.

Stock Warrants

Note Holder Warrants

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

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 9 – Equity – Continued

Stock Warrants – Continued

Note Holder Warrants – Continued

On October 4, 2012, a note holder converted a $100,000 8% Note in connection with the Third Private Offering. Pursuant to the terms of the warrant to purchase 100,000 shares of common stock that were issued in conjunction with the Note, the warrant was re-priced to $0.225 per share and the term was reset to three years from the date of conversion. The Company recorded induced note conversion expense of approximately $77,000, representing the incremental value of the modified warrant, which was included in other income (expense) in the consolidated statements of operations.

Merger Warrants

On September 21, 2011, in connection with the reverse merger, Merger Warrants to purchase an aggregate of 30,000,000 shares of the Company’s common stock were issued to the operating company’s existing investors. See Note 1 – Organization and Operations - Reverse Merger for additional details.

Investor and Broker Warrants

In 2011, in connection with the First Private Offering and Second Private Offering, Investor Warrants, Second Investor Warrants, Broker Warrants and Second Broker Warrants to purchase an aggregate of 10,155,627, 978,134, 612,000 and 216,253 shares of the Company’s common stock, respectively, were issued. In 2012, in connection with the Second Private Offering and the Third Private Offering, Second Investor Warrants, Third Investor Warrants, Second Broker Warrants and Third Broker Warrants to purchase an aggregate of 1,089,169, 6,942,332, 364,000 and 694,233 shares of the Company’s common stock, respectively, were issued. See Note 9 – Equity – Private Offerings for additional details.

Consultant Warrants

During the years ended December 31, 2012 and 2011, the Company issued warrants to purchase an aggregate of 500,000 and 6,400,000 shares of common stock to consultants, respectfully. See Note 9 – Equity – Consulting Agreements for additional details.

Warrant Summary

A summary of the stock warrant activity during the years ended December 31, 2012 and 2011 is presented below:

				Weighted
		Weighted		Average
		Average		Remaining
	Number of	Exercise		Life	Intrinsic
	Warrants	Price		In Years	Value
Balance, December 31, 2010	13,448,844	$0.273
Issued	48,412,668	0.628
Exercised	(1,609,747)	0.002
Cancelled	(11,889,751)	0.310
Balance, December 31, 2011	48,362,014	$0.628
Issued	12,210,871	0.393	[1]
Exercised	(31,782)	0.625
Cancelled	-	-
Balance, December 31, 2012	60,541,103	$0.566	[2]	4.13	$-
Exercisable, December 31, 2012	60,541,103	$0.566	[2]	4.13	$-

[1] - Investor warrants to purchase 1,050,000 shares of common stock had a variable exercise price at issuance equal to the exercise date twenty day VWAP. These warrants are excluded from the weighted average exercise price.

[2] - Investor warrants to purchase 950,000 shares of common stock had a variable exercise price as of December 31, 2012. These warrants are excluded from the weighted average exercise price.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 9 – Equity – Continued

Stock Warrants – Continued

Warrant Summary – Continued

The following table presents information related to stock warrants at December 31, 2012:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.150	694,234	4.82	694,234
0.225	100,000	3.04	100,000
0.250	1,012,000	3.79	1,012,000
0.300	10,782,228	4.60	10,782,228
0.375	580,253	4.00	580,253
0.625	38,629,887	3.74	38,629,887
0.660	6,000,000	5.90	6,000,000
1.000	1,792,501	4.64	1,792,501
Variable	950,000	2.55	950,000
	60,541,103	4.13	60,541,103

The warrants outstanding in the tables above do not include (1) warrants issuable to investors upon future conversion of their convertible notes; and (2) warrants issuable to the 8% bridge unit placement agent upon the investors’ future conversion of their convertible notes. See Note 6 – Notes Payable for additional details.

As of December 31, 2012, the warrants to purchase an aggregate of 950,000 shares of common stock with a variable exercise price were exercisable at approximately $0.16 per share.

In addition, all of the warrants are subject to weighted average anti-dilution protection upon the issuance of common stock, or securities convertible into common stock, at prices below specified trigger prices. The Third Private Offering results in dilutive issuances pursuant to the terms of the warrants. The closings of the Third Private Offering did not have a material effect on the exercise prices or quantities of the outstanding warrants as of December 31, 2012.

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

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 9 – Equity – Continued

Stock Options – Continued

During the first quarter of 2012, the Company granted to its directors, officers, employees and consultants ten-year options to purchase an aggregate of 23,275,000 shares of common stock at an exercise price of $0.345 per share, of which options to purchase an aggregate of 12,475,000 shares of common stock were granted under the 2011 Plan and the remaining options to purchase an aggregate of 10,800,000 shares of common stock (of which 6,900,000 were granted to the Company’s new Chief Executive Officer (“New CEO”)) were not granted pursuant to an established plan. The options vest as follows: (i) an option to purchase 6,900,000 shares of common stock granted to the New CEO vested on an accelerated basis in November 2011 based on the New CEO meeting specified performance criteria (see below); (ii) an option to purchase 2,500,000 shares of common stock vests one-third immediately, one-third on September 21, 2012 and one-third on September 21, 2013; (iii) options to purchase an aggregate of 13,325,000 shares of common stock vest one-third 0.7-1.0 years from the date of grant, one-third 1.7-2.0 years from the date of grant and one-third 2.7-3.0 years from the date of grant; and (iv) options to purchase an aggregate of 550,000 shares of common stock vest ratably on a quarterly basis over a three-year term. The aggregate grant date value of approximately $5,090,000 will be recognized proportionate to the vesting terms.

In March 2012, the Compensation Committee of the Company’s Board of Directors determined that the New CEO’s options became fully vested effective November 2011 as a result of the execution of a strategic alliance with a major customer. Although the option was not formally granted prior to December 31, 2011, the New CEO had a contractual right to the vested options pursuant to his employment agreement, and, accordingly, the Company accrued the equity issuance liability of $1,526,970 at December 31, 2011 based on the full value of the option as of December 31, 2011, when the restricted stock was valued at $0.345 per share. On January 9, 2012, the New CEO’s options were issued and the $1,444,170 issuance date value of the options was credited to equity. See Note 12 – Commitments and Contingencies – Employment Agreements – New CEO for additional details.

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

On July 18, 2012, the Company modified options to purchase an aggregate of 1,250,000 shares of common stock previously granted to the Company’s Board of Directors, such that the options became vested immediately. As a result of the modification, the Company immediately recorded an incremental stock compensation expense of $172,666.

Between August 13, 2012 and October 1, 2012, the Company granted to its employees ten-year options to purchase an aggregate of 175,000 shares of common stock at exercise prices ranging from $0.18 to $0.22 per share which were granted under the Company’s 2011 Plan. The options vest ratably over three years on the grant date anniversaries. The aggregate grant date value of approximately $13,000 will be recognized proportionate to the vesting terms.

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For The Years Ended
	December 31,
	2012	2011
Risk free interest rate	0.14 - 1.11%	1.02%
Expected term (years)	0.5 - 6.0	5.73
Expected volatility	75 - 79%	75%
Expected dividends	0%	0%

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 9 – Equity – Continued

Stock Options – Continued

The risk-free interest rate was based on rates of treasury securities with the same expected term as the options. Since the Company’s stock has not been publicly traded for a long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

The weighted average estimated fair value of the stock options granted during the year ended December 31, 2012 was $0.19 per share. No stock options were granted during the year ended December 31, 2011. The Company used forfeiture assumptions of 10% to 20% per annum..

The Company recorded stock-based compensation expense associated with options of approximately $1,372,000 and $1,753,000 during the years ended December 31, 2012 and 2011, respectively. These amounts have been included in operating expenses in the accompanying consolidated statements of operations. As of December 31, 2012, there was approximately $1,335,000 of unrecognized stock-based compensation expense that will be amortized over a weighted average period of 1.8 years.

A summary of the option activity during the years ended December 31, 2012 and 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2010	14,400,392	$0.220
Granted	-	-
Exercised	-	-
Forfeited	(824,406)	0.390
Cancelled	(13,575,986)	0.210
Outstanding, December 31, 2011	-	$-
Granted	27,433,334	0.345
Exercised	-	-
Forfeited	(2,758,333)	0.345
Outstanding, December 31, 2012	24,675,001	$0.344	9.0	$-
Exercisable, December 31, 2012	13,770,845	$0.345	8.9	$-

The following table presents information related to stock options at December 31, 2012:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.180	50,000	-	-
0.200	50,000	-	-
0.220	75,000	-	-
0.345	20,616,667	9.0	12,354,175
0.348	3,883,334	7.4	1,416,670
	24,675,001	8.9	13,770,845

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 10 - Income Taxes

The income tax provision (benefit) consists of the following:

	For The Years Ended
	December 31,
	2012	2011
Federal
Current	$-	$-
Deferred	(400,730)	(1,655,911)
State and local
Current	-	-
Deferred	(70,717)	(292,220)
	(471,447)	(1,948,131)
Change in valuation allowance	471,447	1,948,131
Income tax provision (benefit)	$-	$-

For the periods ended December 31, 2012 and December 31, 2011, the expected tax expense (benefit) based on the statutory rate is reconciled with the actual tax expense (benefit) as follows:

	For The Years Ended
	December 31,
	2012	2011
US federal statutory rate	(34.0%)	(34.0%)
State tax rate, net of federal benefit	(6.0%)	(6.0%)
Permanent differences
- Fines and penalties	0.2%	0.4%
- Stock based compensation	2.9%	3.4%
- Merger expenses	0.0%	5.7%
- Reclassification of derivative liability to equity	0.0%	5.1%
- Other	2.7%	3.5%
Impact of annual NOL limitation	29.3%	0.0%
Change in valuation allowance	4.9%	21.9%
Income tax provision (benefit)	0.0%	0.0%

As of December 31, 2012 and December 31, 2011, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	December 31,
	2012	2011
Net operating loss	$6,644,224	$6,828,982
Stock based compensation	1,151,317	788,508
Fixed assets	7,943	5,482
Intangible assets	72,478	82,830
Deferred rent	73,166	-
Accrued compensation	288,204	60,083
Total deferred tax assets	8,237,332	7,765,885
Valuation allowance	(8,237,332)	(7,765,885)
Net deferred tax assets (liabilities)	-	-

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 10 - Income Taxes – Continued

For the years ended December 31, 2012 and December 31, 2011, the Company had approximately $31,285,000 and $24,064,000 of gross federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2023. These net operating loss carryovers are subject to annual limitations under Section 382 of the Internal Revenue Code when there is a greater than 50% ownership change, as determined under the regulations. Based on our analysis, there was a change of control on or about December 2012 and June 2009, and we have determined that due to the annual limitations under Section 382, approximately $14,675,000 of net operating losses will expire unused. Therefore, we have reduced the related deferred tax asset for net operating loss carryovers by approximately $5,870,000 as of December 31, 2012. The Company’s NOLs incurred from the first ownership change in June 2009 through the date of ownership change in December 2012 are subject to an annual limitation of approximately $456,000 and the Company’s NOLs through the date of ownership change in June 2009 are subject to an annual limitation of approximately $441,000.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the net deferred tax assets for each period, since it is more likely than not that all of the deferred tax assets will not be realized. The increase in the valuation allowance for the years ended December 31, 2012 and 2011 was $471,447 and $1,948,131, respectively.

Note 11 - Related Party Transactions

On July 29, 2011, the Company forgave a note receivable of $187,717 from a stockholder of the Company.

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

During the year ended December 31, 2011, the Company entered into a $60,000 note with a Company stockholder. The Company is obligated to pay financing fees to an affiliated stockholder equal to 10% of the proceeds from note issuances to this Company stockholder. During the year ended December 31, 2011, the Company issued $3,000 of notes to the affiliated stockholder and accrued another $3,000 fee to satisfy the financing fee obligation. On September 21, 2011, all outstanding balances of the debt and the related accrued interest were converted into units at the time of the reverse merger, with each unit consisting of one share of common stock, plus a warrant to purchase half a share of common stock.

The Company was obligated to pay management fees to a stockholder of $10,000 per month for general business consulting, which represented $90,000 for the year ended December 31, 2011. This agreement was terminated in September 2011. There was no balance due as of December 31, 2011.

The Company held a note receivable from a stockholder for $187,717 that earned interest at 3.25% per annum. On July 29, 2011, the Company’s board of directors approved that, immediately prior to, and conditioned upon the effectiveness of the reverse merger, the note receivable of $187,717 from a stockholder of the Company was written-off after being forgiven by the Company and charged to general and administrative expenses in the consolidated statements of operations along with a special bonus of approximately $143,000 to cover taxes associated with income to the stockholder from the forgiveness of the note.

On January 1, 2012, the Company entered into a new agreement with a stockholder to provide financial advisory services to the Company. The Company agreed to pay fees of $10,000 per month for twelve months, as well as a one-time fee of $40,000, which represented $160,000 for the year ended December 31, 2012.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 12 - Commitments and Contingencies

Litigation

On October 9, 2012, the Company has received a letter for settlement purposes only regarding enforcement of United States Patent Number 7765286. The letter claims that the Company’s software product DCIM v3.5 infringes on the claims of the aforementioned patent held by Nlyte Software Limited and Nlyte Software Americas Limited (collectively “Nlyte”), a company that sells data center infrastructure management products. The letter references a standard license agreement that is “being offered at a substantial discount relative to the value of the patent. The payment terms include an upfront payment to cover past product sales and an ongoing royalty for future product sales.” The Company has conducted an internal technical review of the patent claims by its EVP of Development.  Based on those findings, the Company has elected not to sign the license agreement pending full legal review by patent counsel.

On October 26, 2012, the Company was named as defendant in a complaint filed in the County of Westchester, Supreme Court of the State of New York by Porter, Levay & Rose, Inc., index number 68540/2012. The complaint alleges the Plaintiff rendered work, labor and services to the Company on, about, or between October 18, 2012, and is seeking $103,198, together with interest running from October 18, 2012. The Company disputes the amount owed based on the services rendered and has retained a New York based counsel to represent it in the matter.

On January 22, 2013, the Company was named as defendant in a complaint filed in the Superior Court of California, County of Sacramento, case number 34-2013-00138819 by Babich & Associates, Inc., a Texas Corporation. The complaint alleges that the Company was invoiced for services relating to professional staffing services for 2 potential employees that the Company subsequently hired, and is seeking $48,000 plus earned interest at the rate of 10% per annum from May 3, 2012. The Company has retained counsel in the matter to investigate the claims and recommend a course of action.

On January 25, 2013, the Company and its CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento, case number 34-2013-00138978 by Daniel Lucas, a former employee. The complaint alleges that the Company entered into an employment agreement with Mr. Lucas for the purposes of providing services as the Company’s Regional Sales Manager, that the Company and its CEO breached the agreement by refusing to compensate Mr. Lucas for his services, and as a result, Mr. Lucas is seeking lost compensation and benefits in the amount of $77,429, compensatory damages, attorneys’ fees, interest, and any other relief as the court deems just and proper. The Company disputes these claims and has hired counsel to represent it in the matter.

On January 25, 2013, the Company and its CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento case number 34-2013-00138979 by Timothy Barone, a former employee who was terminated for cause. The complaint alleges that the Company entered into an employment agreement with the Plaintiff for the purposes of providing services as the Company’s Senior Vice President, Global Accounts and Partners, that the Company and its CEO breached the agreement by refusing to compensate Mr. Barone for his services, and as a result, Mr. Barone is seeking lost compensation and benefits in the amount of $194,596, additional tax liability of $150,000, compensatory damages, exemplary and/or punitive damages in an amount to be determined, attorneys’ fees, interest, and any other relief as the court deems just and proper. The Company disputes these claims and has hired counsel to represent it in the matter.

On February 20, 2013, the Company was named as a defendant in a complaint filed in the Superior Court, Wake County, State of North Carolina, case number I3CV002442 by Accentuate Staffing Inc. The complaint alleges that the Company was invoiced for services relating to professional staffing services as defined in a certain contract executed on December 20, 2011, and is seeking $59,824 plus interest and costs as allowed by law. The Company has retained counsel in the matter to investigate the claims and recommend a course of action.

On February 25, 2013, the Company, its CEO and its CFO were named defendants in a complaint filed in the Superior Court, Commonwealth of Massachusetts, civil case number 13-0641 by David E. Fahey, a former employee of the company. The complaint alleges that Mr. Fahey was not paid commissions that were due and owing and the Company failed to reimburse the Plaintiff for his business expenses, resulting in a breach of contract, and is seeking $33,695 in commissions, $4,300 in out of pocket expenses, and treble damages, attorney’s fees, costs, and interest.

On March 7, 2013, the Company was named as a defendant in a complaint yet to be filed in District Court, First Judicial District, Carver County, State of Minnesota. The complaint alleges that the Company has not paid commissions totaling $11,900 to Dan Skrove, a former employee who resigned in 2012. The Company is currently working with counsel in Minnesota to resolve the matter.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 12 - Commitments and Contingencies – Continued

Litigation – Continued

On March 11, 2013, the Company was named as a defendant in a complaint filed in the Superior Court, Wake County, State of North Carolina, case number 13CV003506 by TSG and Associates, LLC d/b/a The Select Group Raleigh, LLC. The complaint alleges that the Company was invoiced for services relating to professional staffing services as described by a Direct Hire Agreement dated June 13, 2011, and is seeking $41,000, plus attorney’s fees of $6,150. The Company has retained counsel in the matter to investigate the claims and recommend a course of action.

The Company records legal costs associated with loss contingencies as incurred.

Employment Agreements

New CEO

Effective on his hire date of September 30, 2011, as executed on January 9, 2012, the Company entered into a three-year employment agreement with its New CEO. The agreement provides for (a) a salary of $250,000 annually; (b) a bonus opportunity for meeting specified performance standards, to be set within 90 days of the execution of the agreement; and (c) ten-year, non-statutory stock options, not issued pursuant to the 2011 Plan, to purchase 6,900,000 shares of common stock at an exercise price of $0.345 per share, the fair value of the restricted stock on the January 6, 2012 grant date. Vesting is 10% upon issuance, with the other 90% vesting ratably on a quarterly basis over the three-year term of the employment agreement, plus vested options survive termination of the employment relationship. Any unvested options are subject to accelerated vesting as follow (i) 75% of the granted options not fully vested shall fully vest upon two consecutive quarters of EBITDA profitability; and (ii) up to 100% of the granted stock options may be vested upon the execution of a strategic alliance with a major customer or entity, to be determined solely at the discretion of the Company’s board of directors. In March 2012, the Compensation Committee of the Company’s Board of Directors determined that the New CEO’s options became fully vested effective November 2011 as a result of the execution of a strategic alliance with a major customer. Although the option was not formally granted prior to December 31, 2011, the New CEO had a contractual right to the vested options pursuant to his employment agreement, and, accordingly, the Company accrued the equity issuance liability of $1,526,970 based on the full value of the option as of December 31, 2011, when the restricted stock was valued at $0.345 per share. On January 9, 2012, the New CEO’s options were issued and the $1,444,170 issuance date value of the options was credited to equity.

New CFO

The Company hired a new Chief Financial Officer (the “New CFO”) on January 23, 2012. In connection with his appointment, the New CFO received (i) an annual base salary of $175,000; (ii) eligibility for bonus compensation; (iii) an option to purchase 1,000,000 shares of the Company’s common stock, vesting over a period of three years, under the 2011 Plan, exercisable at a price of $0.345 per share; and (iv) 100,000 shares of the Company’s restricted common stock with a grant date value on January 23, 2012 of $34,500, which was recognized immediately. In addition, in the event that the New CFO was terminated without reasonable cause, he would be entitled to a severance payment equal to six months of his base salary at the time of termination. On February 15, 2012, the New CFO was granted a ten-year option to purchase 500,000 shares of the Company’s common stock, vesting over a period of three years, under the 2011 Plan, exercisable at a price of $0.345 per share. Both of the New CFO’s options are included in the above “Option Grants” discussion.

Operating Leases

The Company leases facilities in Folsom, California, Las Vegas, Nevada and Raleigh, North Carolina under non-cancelable operating leases. For the years ended December 31, 2012 and 2011, rent expense was $283,757 and $281,668, respectively, and was recorded on a straight line basis as part of general and administrative expenses within the statements of operations.

In January 2012, the Company executed a 63-month lease for 3,465 square feet of new headquarters office space in Folsom, California. The lease commenced on March 30, 2012. The base rent commences at $6,757 per month and escalates to $7,833 per month over the lease term. The Company is entitled to pay no base rent during each of the 13th, 26th, and 39th months of the lease.

In February 2012, the Company executed a 37-month sub-lease for the remaining term of its Las Vegas, Nevada office space. The sub-lease rent income commences at $8,983 per month and escalates to $9,818 per month over the lease term. During the three months ended March 31, 2012, the Company recognized a charge of $155,000, included in general and administrative expense in the accompanying statements of operations, which brought the deferred rent liability up to the aggregate differential between the lease expense and sublease income over the life of the leases.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 12 - Commitments and Contingencies – Continued

Operating Leases – Continued

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

Future minimum payments (exclusive of the benefit of the Las Vegas sublease income) at December 31, 2012 required under the operating leases are as follows:

Years Ending December 31:
2013	$360,394
2014	379,695
2015	225,426
2016	90,593
2017	46,313
Total	$1,102,421

Note 13 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment or disclosure in the consolidated financial statements.

Third Private Offering

Subsequent to December 31, 2012, the Company had two additional closings of the Third Private Offering (see Note 9 - Equity – Private Offerings – Third Private Offering), pursuant to which an aggregate of 1,000,000 Third Units were sold at a price of $0.15 per Third Unit, resulting in $150,000 of aggregate gross proceeds. Each Third Unit consists of one share of common stock and a redeemable warrant to purchase one share of common stock. In addition, the placement agent was paid cash commissions of $15,000 and was issued five-year Third Broker Warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share. The closings resulted in warrants to purchase 201,167 shares of common stock having their exercise price reduced to $0.30 per share, including warrants to purchase 101,167 and 100,000 shares whose original exercise price was $0.625 per share and $1.00 per share, respectively.

Consulting Agreements

On January 7, 2013, the Company entered into a twelve-month agreement for investor relations services. In consideration of the services to be rendered, the Company agreed to issue $75,000 of freely-tradable common stock for the initial 45-day test campaign. An investor contributed the freely tradable common stock that was issued to the consultant to satisfy the Company’s obligation related to the test campaign. Upon receiving the results of the test campaign, a 180-day budget and activity calendar will be approved by the Company to roll-out the campaign to larger audience, which will be paid by cash.

Note Conversions

Subsequent to December 31, 2012, three note holders elected to convert five 8% Notes with an aggregate principal amount of $800,000, plus $33,282 of aggregate accrued and unpaid interest, into an aggregate of 8,546,480 shares of common stock and five-year warrants to purchase an aggregate of 8,546,480 shares of common stock at an exercise price of $0.30 per share. As a result of the note conversions, Bridge Warrants to purchase an aggregate of 800,000 shares of common stock had their exercise price adjusted to $0.225 and their term was extended to January 14, 2016. As a result of the note conversions, the Company issued three-year placement agent warrants to purchase an aggregate of 318,808 shares of common stock at an exercise price of $0.225 per share.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 13 - Subsequent Events – Continued

Short-Term Loan

On April 12, 2013, the Company borrowed $112,500 via a short-term interest free loan from an affiliate.  The loan is intended to convert into the securities to be sold by the Company in a subsequent offering.

