Form 10-Q
period 2013-03-31
Rackwise, Inc.
filed 2013-05-20
CIK 1476638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

(916) 984-6000

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

As of May 17, 2013, there were 117,732,201 shares of the issuer’s common stock outstanding.

RACKWISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

Rackwise, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$35,723	$16,799
Accounts receivable, net of allowance for factoring fees of $226,801 and $165,991, respectively	116,409	381,900
Deferred financing costs, net	3,357	68,344
Prepaid expenses and other current assets	38,102	54,245

Total Current Assets	193,591	521,288

Property and equipment, net	272,463	303,825
Intangible assets, net	108,886	127,063
Deposits and other assets	55,847	55,847

Total Assets	$630,787	$1,008,023

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$2,253,843	$2,211,568
Accounts payable - related parties	85,155	54,497
Due to factor	1,221,460	891,353
Accrued expenses	2,515,259	2,171,905
Accrued issuable equity	82,500	57,750
Accrued interest	41,677	58,520
Accrued interest - related parties	28,841	22,988
Notes payable	481,973	1,281,973
Notes payable - related parties	226,972	226,972
Current portion of deferred rent	25,526	99,609
Deferred revenues	691,675	668,086

Total Current Liabilities	7,654,881	7,745,221
Deferred rent, non-current portion	152,108	83,305

Total Liabilities	7,806,989	7,828,526

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $0.0001 par value; authorized - 10,000,000 shares; issued and outstanding - none	-	-
Common stock, $0.0001 par value; authorized - 300,000,000 shares; issued and outstanding - 108,333,816 and 107,333,816 shares, respectively	10,833	10,733
Additional paid-in capital	38,251,876	36,648,869
Accumulated deficit	(45,438,911)	(43,480,105)

Total Stockholders' Deficiency	(7,176,202)	(6,820,503)

Total Liabilities and Stockholders' Deficiency	$630,787	$1,008,023

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended
	March 31,
	2013	2012

Revenues	$543,447	$684,149

Direct cost of revenues	146,867	61,965

Gross Profit	396,580	622,184

Operating Expenses
Sales and marketing	610,439	909,073
Research and development	448,824	641,112
General and administrative	728,947	1,309,504

Total Operating Expenses	1,788,210	2,859,689
Loss From Operations	(1,391,630)	(2,237,505)

Other (Expense) Income
Interest	(24,298)	(673)
Amortization of deferred financing costs	(11,442)	-
Loss on extinguishment	(531,436)	-
Other income, net	-	9,063

Total Other (Expense) Income	(567,176)	8,390
Net Loss	$(1,958,806)	$(2,229,115)
Net Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.02)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	112,940,245	95,848,182

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders' Deficiency

For The Three Months Ended March 31, 2013

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2012	107,333,816	$10,733	$36,648,869	$(43,480,105)	$(6,820,503)

Issuance of common stock and warrants - private placement, net	1,000,000	100	129,899	-	129,999

Stock-based compensation	-	-	161,936	-	161,936

Conversion of notes and accrued interest into common stock and warrants [1]	-	-	1,311,172	-	1,311,172

Net loss	-	-	-	(1,958,806)	(1,958,806)

Balance - March 31, 2013	108,333,816	$10,833	$38,251,876	$(45,438,911)	$(7,176,202)

[1]	As of March 31, 2013, 8,546,480 shares of common stock were issuable in connection with this conversion of notes and accrued interest.

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Three Months Ended
	March 31,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(1,958,806)	$(2,229,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,285	56,525
Stock-based compensation [1]	186,686	465,460
Cancellation of shares pursuant to settlement agreement	-	(57,000)
Loss on extinguishment	531,436	-
Amortization of deferred financing costs	11,442	-
Deferred rent	(5,280)	154,465
Changes in operating assets and liabilities:
Accounts receivable, net	265,491	(30,252)
Prepaid expenses and other current assets	16,143	(45,172)
Deposits and other assets	-	(40,181)
Accounts payable	42,275	183,701
Accounts payable – related parties	30,658	6,910
Accrued expenses	343,354	(215,313)
Accrued interest	16,438	-
Accrued interest – related parties	5,853	625
Deferred revenues	23,589	15,632

Total Adjustments	1,526,370	495,400

Net Cash Used in Operating Activities	(432,436)	(1,733,715)

Cash Flows From Investing Activities
Acquisition of property and equipment	(2,370)	(188,888)
Acquisition of intangible assets	(6,376)	(24,252)

Net Cash Used in Investing Activities	(8,746)	(213,140)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net [2]	129,999	1,447,114
Due to factor, net	330,107	77,078
Payment of capital lease obligations	-	(613)

Net Cash Provided by Financing Activities	460,106	1,523,579

Net Increase (Decrease) In Cash	18,924	(423,276)

Cash - Beginning	16,799	613,443

Cash - Ending	$35,723	$190,167

Supplemental Disclosures of Cash Flow Information:

Non-cash operating and financing activites:
Equity (issuable) issued	$(24,750)	$1,560,030
Conversion of notes payable and accrued interest into equity	$779,736	$-

[1]	Includes accrued issuable equity of $24,750 and $0 for the three months ended March 31, 2013 and 2012, respectively.
[2]	Gross proceeds of $150,000 and $1,633,750, less issuance costs of $20,001 and $186,636 for the three months ended March 31, 2013 and 2012, respectively.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial statements of the Company as of March 31, 2013. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2012 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 16, 2013.

Note 2 – Liquidity, Going Concern and Management’s Plans

The Company has incurred substantial recurring losses since its inception. The Company’s current strategy is to raise capital and invest that capital in such a way that the Company rapidly grows its market share and revenues, eventually resulting in profits and cash from operations. However, this strategy has required a rapid build-up of infrastructure that initially exacerbated the Company’s operating deficit and use of cash in operations, because the expected revenue expansion will lag the investment in infrastructure. The capital that the Company has raised, and likely will continue to raise, will be used to invest in an expanded salesforce, to fund development of the software product, to fund incremental legal and accounting costs associated with being a public company and to fund the Company’s operating deficit and general working capital requirements.

During the three months ended March 31, 2013 and the twelve months ended December 31, 2012, the Company generated approximately $460,000 and $4,561,000 in cash from financing activities, respectively, from factoring its receivables and from private offerings of common stock, warrants and debt funding. This capital has permitted the Company to continue its investment in product development and has provided working capital for the Company to win a modest amount of new business throughout 2012. However, the amount of new business generated did not support the Company’s increased infrastructure and due to cash constraints the Company was forced to reduce costs until such time that either the anticipated level of revenue materializes or the Company raises sufficient additional capital.

During the three months ended March 31, 2013 and 2012, the Company recorded net losses of approximately $1,959,000 and $2,229,000, respectively. Through cost reduction measures, the Company decreased its net loss despite revenues decreasing to approximately $543,000 from approximately $684,000. During the three months ended March 31, 2013 and 2012, the Company used cash in operating activities of approximately $432,000 and $1,734,000, respectively. As of March 31, 2013, the Company had limited cash of approximately $36,000, a working capital deficiency of approximately $7,461,000, an accumulated deficit of approximately $45,439,000 and owes approximately $1,331,000 for payroll tax liabilities, penalties and interest which has yet to be remitted to the taxing authorities. The Company also continues to incur unpaid payroll tax liabilities for the second quarter of 2013 of approximately $72,000. The IRS has placed federal tax liens that aggregate to approximately $771,000 against the Company in connection with the unpaid payroll taxes through the third quarter of 2012.

Rackwise, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Liquidity, Going Concern and Management’s Plans – Continued

Subsequent to March 31, 2013, the Company borrowed an aggregate of $312,535 via short-term interest free loans from a related party (the loans are intended to convert into the securities to be sold by the Company in a subsequent offering; see Note 9 - Subsequent Events). The capital raised in the private placement offerings will be utilized to fund existing operating deficits while the Company continues to develop product line(s) and enhance marketing efforts to increase revenues and eventually generate operating surpluses. The Company believes it will be successful in these efforts; however, there can be no assurance the Company will meet its revenues forecasts or, if necessary, be successful in raising additional debt or equity financing to fund its operations on terms agreeable to the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. The Company expects that the cash it has available will fund its operations only until June 2013. If the Company is unable to obtain additional financing on a timely basis and, notwithstanding any request the Company may make, the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may have to delay note and vendor payments and/or initiate cost reductions, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate, and/or seek reorganization under the U.S. bankruptcy code.

Note 3 – Significant Accounting Policies

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. At the time accounts receivable are originated, the Company considers a reserve for doubtful accounts based on the creditworthiness of customers. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. During the three months ended March 31, 2013 and 2012, the Company’s losses from bad debts were not material. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

In addition, the Company factors its receivables with full recourse and, as a result, accounts for the factoring akin to a secured borrowing, maintaining the gross receivable asset and due to factor liability on its books and records. In connection with the factoring of its receivables, the Company estimates an allowance for factoring fees associated with the collections. These fees range from 2% to 80% depending on the actual timing of the collection. The actual recognition of such fees may differ from the estimates depending upon the timing of collections. Due to the current tax liens, the Company is currently in default of this factoring arrangement. As such, the factor could demand full repayment of the outstanding balance.

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

Rackwise, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Significant Accounting Policies – Continued

Concentration of Credit Risk and Customers – Continued

Revenues derived from customers in the United Kingdom denominated in U.S. dollars were approximately $17,000 and $9,000 during the three months ended March 31, 2013 and 2012, respectively. Revenues derived from customers in Austria denominated in U.S. dollars were approximately $0 and $3,000 during the three months ended March 31, 2013 and 2012 respectively. Revenues derived from customers in Australia denominated in U.S. dollars were approximately $14,000 and $13,000 during the three months ended March 31, 2013 and 2012, respectively. Revenues derived from customers in Canada denominated in U.S. dollars were approximately $3,000 and $2,000 during the three months ended March 31, 2013 and 2012, respectively. All remaining revenues were derived from customers in the United States of America. All of the Company’s long-lived assets are located in the United States of America. One customer provided 12% of revenues during the three months ended March 31, 2013 and a different customer provided 19% of revenues during the three months ended March 31, 2012.

As of March 31, 2013, receivables from three customers comprised 32%, 29% and 17% of total receivables, respectively. As of December 31, 2012, receivables from four customers comprised 19%, 17%, 14% and 14% of total receivables, respectively.

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

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding for three months ended March 31, 2013 (1) includes the weighted average impact of 9,698,385 shares of common stock issuable as of March 31, 2013 and (2) excludes the weighted average impact of the 3,000,000 shares of common stock being held in escrow (the “Escrowed Shares”). Weighted average shares outstanding for the three months ended March 31, 2012 excludes the weighted average impact of the 3,000,000 escrowed shares. In accordance with the accounting literature, (1) the Company has given effect to the issuance of the issuable stock and the warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration; and (2) the Company has excluded the impact of the Escrowed Shares because they are contingently returnable.

Diluted net loss per common share adjusts basic net loss per common share for the effects of potentially dilutive financial instruments, only in the periods in which such effects exist and are dilutive. At March 31, 2013, outstanding stock options and warrants to purchase 23,008,334 and 70,506,391 shares of common stock, respectively, were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive. At March 31, 2012, outstanding stock options and warrants to purchase 23,275,000 and 49,815,183 shares of common stock were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive.

Rackwise, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Significant Accounting Policies - Continued

Recent Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205) - Liquidation Basis of Accounting." This ASU addresses the requirements and methods of applying the liquidation basis of accounting and the disclosure requirements within Accounting Standards Codification ("ASC") Topic 205 for the purpose of providing consistency between the financial reporting of U.S. GAAP liquidating entities. Generally, this ASU provides guidance for the preparation of financial statements and disclosures when liquidation is imminent. This ASU is effective for periods beginning after December 15, 2013 and is only expected to have an impact on the Company’s condensed consolidated financial statements or disclosures if liquidation of the Company became imminent.

Note 4 – Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2013	2012
	(unaudited)

Accrued commissions	$540,404	$508,654
Accrued payroll	293,233	270,551
Accrued payroll taxes(1)	1,330,780	1,099,887
Accrued vacation	222,113	219,206
Accrued professional fees	128,729	73,607

Total accrued expenses	$2,515,259	$2,171,905

(1) Includes accrual for interest and penalties.

Accrued expenses include liabilities for unpaid payroll taxes along with an estimate of related interest and penalties. Through March 31, 2013, the Internal Revenue Service (“IRS”) has placed Federal tax liens aggregating approximately $771,000 against the Company in connection with these unpaid payroll taxes.

Note 5 – Notes Payable

5% Note

In December 2008, the Company issued a $50,000 5% note payable (the “5% Note”) to a related party that is a greater than 10% beneficial owner. The 5% Note was due in June 2009 and was in default at March 31, 2013 and December 31, 2012. Accrued interest related to the note was $10,767 and $10,151 at March 31, 2013 and December 31, 2012 respectively, which is included in Accrued Interest – Related Parties in the accompanying consolidated balance sheets.

12% Notes – Amended Terms

As of March 31, 2013 and December 31, 2012, $508,945 face value of 12% Notes remained outstanding and were in default. Pursuant to the terms of the Amended 12% Notes, noteholders are entitled to all legal remedies in order to pursue collection and the Company is obligated to bear all reasonable costs of collection. To date, no Amended 12% Note holders have pursued collection.

Accrued interest was $18,074 and $34,510 related to the $176,972 of Amended 12% Notes held by a related party (a director) and the $331,973 of other Amended 12% Notes outstanding at March 31, 2013, respectively. Accrued interest was $12,837 and $24,688 related to the $176,973 of Amended 12% Notes held by a related party (a director) and the $331,973 of other Amended 12% Notes outstanding at December 31, 2012, respectively.

Rackwise, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

8% Notes

On January 21, 2013, note holders elected to convert $800,000 of 8% Notes plus $33,281 of accrued and unpaid interest into 8,546,480 shares of common stock and a five-year warrant to purchase 8,546,480 shares of common stock at an exercise price of $0.30 per share (the “Conversion Securities”), pursuant to an offer from the Company. The 8% Notes converted into the Conversion Securities at a price equal to $0.0975 (65% of $0.15) per unit, wherein each unit consisted of one share of common stock and a warrant to purchase one share of common stock. As a result of the note conversion, Bridge Warrants to purchase 800,000 shares of common stock had their exercise price adjusted to $0.225 and their term was extended to January 21, 2016. The $1,311,172 aggregate value of the securities issued ($1,281,927 related to the Conversion Securities and $29,200 related to the incremental value of the Bridge Warrants) was credited to equity at conversion. The Company recorded $531,436 of extinguishment loss which represents the incremental value of the securities issued pursuant to the offer as compared to the carrying value of the 8% Notes, accrued interest, plus $53,545 of unamortized debt offering costs. As of March 31, 2013, 8,546,480 shares of common stock were unissued.

There were $150,000 and $950,000 of outstanding 8% Notes, plus $7,167 and $33,832 of accrued interest, at March 31, 2013 and December 31, 2012, respectively.

Note 6 – Equity

Consulting Agreement

On January 7, 2013, the Company entered into a twelve-month agreement for investor relations services. In consideration of the services to be rendered, the Company agreed to provide $75,000 of freely-tradable common stock upon completion of the initial 45-day test campaign. Pursuant to the agreement, upon receipt of the results of the test campaign, future services and payment terms are to be agreed upon by both parties. As of March 31, 2013, the services anticipated under the agreement have yet to have been performed.

Private Offerings

Third Private Offering

During the three months ended March 31, 2013, the Company had two additional closings in connection with a prior private offering that commenced on September 1, 2012 (the “Third Private Offering”), pursuant to which an aggregate of 1,000,000 investor units (“Third Units”) were sold at a price of $0.15 per Third Unit, resulting in $129,999 of aggregate net proceeds ($150,000 of gross proceeds less $20,001 of issuance costs). Each Third Unit consists of one share of common stock and a redeemable warrant to purchase one share of common stock. In addition, the placement agent was paid cash commissions of $15,000 (a component of issuance costs) and was issued five-year Third Broker Warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share. The closings resulted in warrants, which are classified within equity, to purchase 201,167 shares of common stock having their exercise price reduced to $0.30 per share, including warrants to purchase 101,167 and 100,000 shares whose original exercise price was $0.625 per share and $1.00 per share, respectively.

The Third Investor Warrants are exercisable for a period of five years at an exercise price of $0.30 per share of common stock, are subject to weighted average anti-dilution protection and possess piggy-back registration rights. The Third Investor Warrants are redeemable at a price of $0.0001 per share upon the provision of adequate notice, if and only if (a) the common stock’s average closing bid price exceeds $1.00 for five of any ten consecutive days; and (b) the twenty-day average daily volume exceeds 20,000 shares and there is no more than one single day of no volume. The Third Broker Warrants are identical to the Third Investor Warrants in all material respects except that (i) the resale of the common stock underlying them is not covered by a registration statement; and (ii) they have an exercise price of $0.15 per share of common stock. The Company determined that all warrants issued in conjunction with the Third Private Offering were equity instruments.

Rackwise, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Equity – Continued

Unissued Common Stock

As of March 31, 2013, the Company had not issued instructions to its transfer agent to issue (a) 8,546,480 shares of common stock to the January 2013 converting noteholders; (b) 426,905 remaining shares of common stock to the November 2012 converting noteholders; and (c) 725,000 shares of common stock due to service providers (of which, 200,000 shares were earned during the three months ended March 31, 2013 and as a result, the Company accrued the equity issuance liability of $24,750 at March 31, 2013 with a corresponding charge to stock-based compensation expense). Subsequent to March 31, 2013, the Company issued 9,398,385 shares of the above unissued shares of common stock.

Stock Warrants

A summary of the stock warrant activity during the three months ended March 31, 2013 is presented below:

				Weighted
		Weighted		Average
		Average		Remaining
	Number of	Exercise		Life	Intrinsic
	Warrants	Price		In Years	Value

Balance, December 31, 2012	60,541,103	$0.566
Issued	9,965,288	0.296
Exercised	-	-
Cancelled	-	-
Balance, March 31, 2013	70,506,391	$0.522	[1]	4.01	$-

Exercisable, March 31, 2013	70,506,391	$0.522	[1]	4.01	$-

[1] - Investor warrants to purchase 150,000 shares of common stock had a variable exercise price as of March 31, 2013. These warrants are excluded from the weighted average exercise price.

The following table presents information related to stock warrants at March 31, 2013:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.150	794,234	4.60	794,234
0.225	1,218,808	2.79	1,218,808
0.250	1,012,000	3.54	1,012,000
0.300	20,529,875	4.56	20,529,875
0.375	580,253	3.75	580,253
0.625	38,528,720	3.49	38,528,720
0.660	6,000,000	5.65	6,000,000
1.000	1,692,501	4.43	1,692,501
Variable	150,000	2.40	150,000
	70,506,391	4.01	70,506,391

The warrants outstanding in the tables above do not include (1) warrants issuable to investors upon future conversion of their convertible notes; and (2) warrants issuable to the 8% bridge unit placement agent upon the investors’ future conversion of their convertible notes. See Note 5 – Notes Payable for additional details.

As of March 31, 2013, the warrants to purchase an aggregate of 150,000 shares of common stock with a variable exercise price were exercisable at approximately $0.03 per share.

Rackwise, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Equity – Continued

Stock Warrants – Continued

In addition, all of the warrants are subject to weighted average anti-dilution protection upon the issuance of common stock, or securities convertible into common stock, at prices below specified trigger prices. The Third Private Offering results in dilutive issuances pursuant to the terms of the warrants. The closings of the Third Private Offering did not have a material effect on the exercise prices or quantities of the outstanding warrants as of March 31, 2013.

Stock Options

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For The Three Months Ended
	March 31,
	2013	2012
Risk free interest rate	n/a	0.96 - 1.11%
Expected term (years)	n/a	5.40 - 6.00
Expected volatility	n/a	75%
Expected dividends	n/a	0%

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

There were no stock options granted during the three months ended March 31, 2013. The weighted average estimated fair value of the stock options granted during the three months ended March 31, 2012 was $0.22 per share. The Company used forfeiture assumptions of 10% to 20% per annum.

The Company recorded stock-based compensation expense associated with options of approximately $162,000 and $431,000 during the three months ended March 31, 2013 and 2012, respectively. These amounts have been included in operating expenses in the accompanying consolidated statements of operations. As of March 31, 2013, there was approximately $931,000 of unrecognized stock-based compensation expense that will be amortized over a weighted average period of 1.6 years.

A summary of the option activity during the three months ended March 31, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2012	24,675,001	$0.344
Granted	-	-
Exercised	-	-
Forfeited	(1,666,667)	0.345
Outstanding, March 31, 2013	23,008,334	$0.344	8.7	$-

Exercisable, March 31, 2013	14,491,682	$0.345	8.5	$-

Rackwise, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Equity – Continued

Stock Options – Continued

The following table presents information related to stock options at March 31, 2013:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.180	50,000	-	-
0.200	50,000	-	-
0.220	75,000	-	-
0.345	19,150,000	8.6	12,783,344
0.348	3,683,334	7.5	1,708,338
	23,008,334	8.5	14,491,682

Note 7 – Related Party Transations

Effective January 1, 2013, the Company’s agreement with a stockholder to provide financial advisory services to the Company automatically renewed for an additional twelve month term, which provides that the Company pay fees of $10,000 per month for twelve months. The agreement shall be extended for successive one-year periods unless either party provides written notice 30 days prior to the end of the term of its election to terminate the agreement. During the three months ended March 31, 2013 and 2012, the Company recorded expense of $30,000 and $70,000 (which includes a one-time fee of $40,000), respectively, related to the agreement.

Note 8 - Commitments and Contingencies

Litigation

On October 26, 2012, the Company was named as defendant in a complaint filed in the County of Westchester, Supreme Court of the State of New York by Porter, Levay & Rose, Inc., index number 68540/2012. The complaint alleges the Plaintiff rendered work, labor and services to the Company on, about, or between October 18, 2012, and is seeking $103,198, together with interest running from October 18, 2012. On April 30, 2013, Porter, Levay & Rose, Inc. was awarded a summary judgement for an amount which was accrued for at March 31, 2013.

On January 22, 2013, the Company was named as defendant in a complaint filed in the Superior Court of California, County of Sacramento, case number 34-2013-00138819 by Babich & Associates, Inc., a Texas Corporation. The complaint alleges that the Company was invoiced for services relating to professional staffing services for 2 potential employees that the Company subsequently hired, and is seeking $48,000 plus earned interest at the rate of 10% per annum from May 3, 2012. On April 25, 2013, the parties signed a settlement for an amount which was accrued for at March 31, 2013. Payment is due by July 12, 2013.

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

(unaudited)

Note 8 - Commitments and Contingencies – Continued

Litigation – Continued

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

On February 20, 2013, the Company was named as a defendant in a complaint filed in the Superior Court, Wake County, State of North Carolina, case number I3CV002442 by Accentuate Staffing Inc. (“Accentuate”). The complaint alleges that the Company was invoiced for services relating to professional staffing services as defined in a certain contract executed on December 20, 2011, and is seeking $59,824 plus interest and costs as allowed by law. On April 3, 2013, Accentuate obtained Entry of Default and Default Judgement and on April 25, 2013, a Writ of Execution was issued for an amount which was accrued for at March 31, 2013.

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

On March 7, 2013, the Company was named as a defendant in a complaint yet to be filed in District Court, First Judicial District, Carver County, State of Minnesota. The complaint alleges that the Company has not paid commissions totaling $11,900 to Dan Skrove, a former employee who resigned in 2012. In April 2013, the complaint was settled for an amount which was accrued for at March 31, 2013.

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

Note 9 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment or disclosure in the condensed consolidated financial statements.

Short-Term Loans

On April 12, 2013 and May 15, 2013, the Company borrowed $112,500 and $200,035, respectively, via short-term interest free loans from an affiliate. The loans are intended to convert into the securities to be sold by the Company in a subsequent offering.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Rackwise, Inc., a Nevada corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors in Item 1.A in our Annual Report on Form 10-K filed on April 16, 2013. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

As reflected in our financial statements for the quarter ended March 31, 2013, we have generated significant losses raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2012 and 2011 stating that we have not achieved a sufficient level of revenues to support our business and have suffered recurring losses from operations. Our ability to execute our business plan is dependent upon our generating cash flow sufficient to fund operations. Our business strategy may not be successful in addressing these issues. If we cannot execute our business plan, our stockholders may lose their entire investment in us.

We expect that with the infusion of additional capital and with additional management we will be able to increase software and professional services sales, and to expand the breadth of our product offerings. We intend to do the following:

•	Continue to add interfaces to our existing product offerings, which would make us a differentiator in the market.

•	Establish industry partners and strategic services partners to sell our product to customers, and to perform some of the services necessary to support the installation and maintenance of our product.

•	Initiate specific new marketing efforts to coordinate and lead our initiatives for greater market recognition with special emphasis on contacting and educating industry analysts to spread the word of our capabilities.

•	Increase sales of our product by though our sales team and partners.

•	Expand our product offerings to include monitoring and managing the balance of our customer’s IT infrastructure

Recent Developments and Trends

Financings

During the quarter ended March 31, 2013, we completed two closings of a private placement offering pursuant to which we sold 1,000,000 units for $129,999 of aggregate net proceeds ($150,000 of gross proceeds less $20,001 of issuance costs) at a purchase price of $0.15 per unit. Each unit consisted of one share of common stock and one warrant representing the right to purchase one share of our common stock, exercisable for a period of five years, at an exercise price of $0.30 per share. We used the net proceeds from the closings of the private placement offering for general working capital. In connection with the two closings, the placement agent (1) was paid aggregate cash commissions of $15,000 (a component of issuance costs) and (2) received broker warrants to purchase 100,000 shares of common stock.

In addition, in January 2013, we agreed to permit the holders of our 8% convertible promissory notes, which were originally issued in June through August 2012, to convert their notes in the aggregate principal amount of $800,000 (and accrued and unpaid interest thereon) into units at a conversion price of $0.0975 per unit. As a result of such conversion, we issued to the holders of such notes 8,546,480 shares of our common stock and 8,546,480 warrants identical to those referenced in the paragraph immediately above. In addition, as part of such conversion, we agreed to fix the exercise price of 800,000 warrants issued in connection with the purchase of 8% convertible promissory notes at $0.225 per share. As a result of the note conversions, the Company issued three-year placement agent warrants to purchase an aggregate of 318,808 shares of common stock at an exercise price of $0.225 per share.

On April 12, 2013 and May 15, 2013, we borrowed $112,500 and $200,035, respectively, via short-term interest free loans from an affiliate. The loans are intended to convert into the securities to be sold by us in a subsequent offering.

Revenues

Revenues are generated from the licensing, subscription and maintenance of our enterprise software product and to a lesser extent professional services fees.

Direct cost of revenues

Direct cost of revenues includes the cost of server hosting, the cost of installing our software for new clients, commissions to third parties for installation of our software, royalties for third party software used in our products, the costs of support and operations dedicated to customer services and the costs of maintaining and amortizing our proprietary database.

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

Amortization of deferred financing costs

Amortization of deferred financing costs represents the amortization of deferred financing costs over the shorter of (a) the term of the related debt, or (b) the conversion of the debt into equity instruments. Deferred financing costs represent the professional fees incurred in conjunction with our debt financing activities.

Loss on extinguishment

Loss on extinguishment represents the excess value of equity securities received by converting noteholders above the carrying value of the notes, including accrued interest, unamortized debt discount, and unamortized deferred financing costs.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Overview

We reported net losses of $1,958,806 and $2,229,115 for the three months ended March 31, 2013 and 2012, respectively. The decrease in net loss of $270,309 is primarily due to a $1,071,479 decrease in operating expenses, primarily related to a reduction in headcount, partially offset by a $531,436 non-cash charge associated with loss on extinguishment recorded during the three months ended March 31, 2013 and a $225,604 decrease in gross profit.

Revenues

Our revenues for the three months ended March 31, 2013 were $543,447 as compared to revenues of $684,149 for the three months ended March 31, 2012. Revenues decreased by $140,702 or 21%. Licensing revenues were $181,600 as compared to $331,504 in the comparative period, a decrease of $149,904.  During the 3 months ended March 31, 2012, we received a large order for $132,334, for which we did not have a like order in the three months ended March 31, 2013.  Maintenance revenues were $305,685 as compared to $284,723 in the comparative period, an increase of $20,962, or 7% due to the recognition of revenue on increase maintenance renewals sold during the previous year.   Subscription revenues were $35,339 as compared to $67,922, a decrease of $32,583, or 48%, due to a general decrease in subscription customers.  Professional service revenues were $20,822 as compared to $0 in the comparative period, an increase of $20,822, or 100%.  This increase is a result of resources put in place during 2013 to service new customer installations for 2013.

 Direct cost of revenues

The direct cost of revenues during the three months ended March 31, 2013 and 2012 was $146,867 and $61,965, respectively, representing an increase of $84,902 or 137%. The increase in direct cost of revenues was primarily related to royalty expenses during the three months ended March 31, 2013 due to the licensing of Intel DCM software. The direct cost of revenues as a percentage of revenues was approximately 27% and 9% for the three months ended March 31, 2013 and March 31, 2012, respectively. Direct cost of revenues as a percentage of revenues increased in the three months ended March 31, 2013 due to the royalty expenses mentioned above. It is impractical for the Company to break out direct cost of revenues by the types of revenues cited in the revenue discussion above.

Sales and marketing expenses

Sales and marketing expenses decreased by $298,634, or 33%, in the three months ended March 31, 2013 to $610,439 from $909,073 in the three months ended March 31, 2012. The decrease in sales and marketing expenses was primarily related to the reduction in headcount and commission expense due to the decrease in revenues and decrease in available cash.

Research and development expenses

Research and development expenses decreased by $192,288 or 30%, in the three months ended March 31, 2013 to $448,824 from $641,112 in the three months ended March 31, 2012. The decrease was primarily due to a reduction in non-cash stock-based compensation expense in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

General and administrative expenses

General and administrative expenses were $728,947 for the three months ended March 31, 2013 as compared to $1,309,504 for the three months ended March 31, 2012, a decrease of $580,557 or 44%. The decrease resulted primarily from a first quarter 2012 charge to accrue for the shortfall in Las Vegas office sublease income as compared to lease expense over the remainder of the term of the lease, a reduction in non-cash stock-based compensation expense as compared to the three months ended March 31, 2012 and a decrease in legal expenses in the three months ended March 31, 2013.

Interest, net

Interest expense was $24,298 for the three months ended March 31, 2013 as compared to $673 for the three months ended March 31, 2012, representing an increase of $23,625. The increase was primarily attributable to an increase in outstanding notes payable as compared to the three months ended March 31, 2012.

Amortization of deferred financing costs

During the three months ended March 31, 2013, we recorded an expense of $11,442 related to amortization of deferred financing costs as compared to $0 during the three months ended March 31, 2012, due to the timing of capitalization of deferred financing costs.

Loss on extinguishment

During the three months ended March 31, 2013 we recorded a loss on extinguishment of $531,436 which represents the excess value of equity securities issued to converting noteholders above the carrying value of the debt.

Other income

During the three months ended March 31, 2012, we recorded other income of $9,063 which primarily related to a gain on the disposition of fixed assets.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	March 31, 2013	December 31, 2012
	(unaudited)

Cash	$35,723	$16,799
Working Capital Deficiency	$(7,461,290)	$(7,223,933)
Notes Payable (Gross - Current)	$708,945	$1,508,945

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

During January 2012, we completed three closings of an offering pursuant to which an aggregate of 4,356,669 units were sold, resulting in $1,447,114 of aggregate net proceeds ($1,633,750 of gross proceeds less $186,636 of issuance costs). In connection with the closings, an aggregate of 4,356,669 shares of common stock and investor warrants to purchase 1,089,169 shares of common stock were issued. The investor warrants are redeemable in certain circumstances, are exercisable for a period of five years at an exercise price of $1.00 per full share of common stock and are subjected to weighted average anti-dilution protection.

In April and May 2012, we completed and closed an offering of ninety day 12% convertible promissory notes (the “12% Notes”) in which we sold an aggregate principal amount of $580,000 in notes to five investors. Each of the 12% Notes was scheduled to mature ninety days after issuance and was convertible, at the option of the holder, into Company units, at a price of $0.40 to $.0.45 per unit, each unit consisting of one share of our common stock and one warrant representing the right to purchase one share of our common stock for a period of five years from issuance at an exercise price of $0.80 to $1.00 per share. The warrants were exercisable on a cashless basis and contain weighted average anti-dilution price protection.

In June, July and August 2012, we completed and closed on $1,050,000 of bridge units which consists of a twelve month 8% convertible note and a warrant (the “Bridge Warrant”).

During the year ended December 31, 2012, we completed seven closings of a private offering that commenced on September 1, 2012 (the “PPO”), pursuant to which an aggregate of 6,942,332 units (the “PPO Units”) were sold at a price of $0.15 per PPO Unit, resulting in $878,051 of aggregate net proceeds ($1,041,350 of gross proceeds less $163,299 of issuance costs). Each PPO Unit consists of one share of common stock and a PPO warrant, such that investors were entitled to an aggregate of 6,942,332 shares of common stock and PPO warrants to purchase 6,942,332 shares of our common stock.

In January 2013, we completed two additional closings of the PPO pursuant to which we sold 1,000,000 PPO Units for $129,999 of aggregate net proceeds ($150,000 of gross proceeds less $20,001 of issuance costs), at a purchase price of $0.15 per PPO Unit. We used the net proceeds from the closings of the PPO for general working capital. In connection with the two closings, the placement agent (1) was paid aggregate cash commissions of $15,000 (a component of issuance costs) and (2) received broker warrants to purchase 100,000 shares of common stock.

On April 12, 2013 and May 15, 2013, we borrowed $112,500 and $200,035, respectively, via short-term interest free loans from an affiliate. The loans are intended to convert into the securities to be sold by us in a subsequent offering.

The proceeds from these financing activities were used to fund recurring legal and accounting expenses as a result of being a public company, our existing operating deficits while we invest in our sales, research and development and support functions, which we believe will enable us to broaden our product line(s) and enhance our marketing efforts to increase revenues and general working capital needs of the business. We do not currently anticipate any material capital expenditures.

Availability of Additional Funds

As a result of the above developments, which raised additional cash and, importantly, resulted in the conversion of certain of our indebtedness into equity, our working capital situation improved. Although we do not currently anticipate any material capital expenditures, we will need to raise additional capital to meet our liquidity needs for operating expenses and product development in order to execute our business plan. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations.

Three Months Ended March 31, 2013 and 2012

As expected, our net losses and usage of cash has expanded, while we await the expected benefits of our infrastructure investments.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2013 and 2012, amounted to $432,436 and $1,733,715 respectively. During the three months ended March 31, 2013, the net cash used in operating activities was primarily attributable to the $1,958,806 net loss, partially offset by $782,569 of non-cash adjustments and $743,801 needed to fund changes in operating assets and liabilities. During the three months ended March 31, 2012, the net cash used in operating activities was primarily attributable to the $2,229,115 net loss and $124,050 needed to fund changes in operating assets and liabilities, partially offset by $619,450 of non-cash adjustments.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 and 2012 amounted to $8,746 and $213,140, respectively. The net cash used in investing activities for the three months ended March 31, 2013 was primarily related to an acquisition of intangible assets (shapes acquired from a graphic designer for our database library that are schematics of specific computer equipment) in the amount of $6,376. The net cash used in investing activities for the three months ended March 31, 2012 was primarily related to $188,888 of expenditures for technology for new hires and furniture for the Folsom, California office. Acquisition of intangible assets (shapes acquired from a graphic designer for our database library that are schematics of specific computer equipment) for the three months ended March 31, 2012 amounted to $24,252.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013 and 2012 amounted to $460,106 and $1,523,579, respectively. For the three months ended March 31, 2013, the net cash provided by financing activities resulted primarily from a $330,107 increase in cash provided by factoring our receivables and $129,999 of net proceeds from the sale of common stock and warrants (gross proceeds of $150,000 less $20,001 of issuance costs). For the three months ended March 31, 2012, the net cash provided by financing activities resulted primarily from net proceeds from the sale of common stock and warrants of $1,447,114 (gross proceeds of $1,633,750 less $186,636 of issuance costs).

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

The capital that we have raised has permitted us to continue our investment in product development and provided working capital for us to win a modest amount of new business throughout 2012. However, the amount of new business generated did not support our increased infrastructure and due to cash constraints we were forced to reduce costs until such time that either the anticipated level of revenue materializes or we raise sufficient additional capital. During the three months ended March 31,2013 and 2012, we recorded net losses of approximately $1,959,000 and $2,229,000, respectively. Through cost reduction measures, we decreased our net loss despite revenues decreasing to approximately $543,000 from approximately $684,000. In addition, we have unpaid payroll taxes relating to the third and fourth quarters of 2010, the first quarter of 2011, the third and fourth quarters of 2012 and the first quarter of 2013 in the aggregate amount of approximately $1,331,000. The IRS has placed federal tax liens that aggregate to approximately $771,000 against us in connection with the unpaid payroll taxes relating to the third quarter of 2010, fourth quarter of 2010, the first quarter of 2011 and the third quarter of 2012. If we are unable to negotiate a payment plan or a reduction in the amount of any tax obligation, the IRS or state authorities, as applicable, could enforce their liens by levying against our bank accounts, accounts receivables and other assets. A levy against or foreclosure on our assets could have a material adverse effect on our financial prospects.

With the proceeds from our financing activities, plus based on forecasted sales, we believe that we have enough cash on hand to sustain our operations until June 2013. If we are unable to obtain additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to delay note and vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our December 31, 2012 financial statements included in our Annual Report on Form 10-K filed with the SEC on April 16, 2013. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of March 31, 2013 our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. Except as described below, we are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. Furthermore, as of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

On October 26, 2012, we were named as defendant in a complaint filed in the County of Westchester, Supreme Court of the State of New York by Porter, Levay & Rose, Inc., index number 68540/2012. The complaint alleges the Plaintiff rendered work, labor and services to the Company on, about, or between October 18, 2012, and is seeking $103,198, together with interest running from October 18, 2012. On April 30, 2013, Porter, Levay & Rose, Inc. was awarded a summary judgement.

On January 22, 2013, we were named as defendant in a complaint filed in the Superior Court of California, County of Sacramento, case number 34-2013-00138819 by Babich & Associates, Inc., a Texas Corporation. The complaint alleges that we were invoiced for services relating to professional staffing services for 2 potential employees that we subsequently hired, and is seeking $48,000 plus earned interest at the rate of 10% per annum from May 3, 2012. On April 25, 2013, the parties signed a settlement. Payment is due by July 12, 2013.

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

On February 20, 2013, we were named as a defendant in a complaint filed in the Superior Court, Wake County, State of North Carolina, case number I3CV002442 by Accentuate Staffing Inc. The complaint alleges that we were invoiced for services relating to professional staffing services as defined in a certain contract executed on December 20, 2011, and is seeking $59,824 plus interest and costs as allowed by law. On April 3, 2013, Accentuate obtained Entry of Default and Default Judgement and on April 25, 2013, a Writ of Execution was issued.

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

On March 7, 2013, we were named as a defendant in a complaint yet to be filed in District Court, First Judicial District, Carver County, State of Minnesota. The complaint alleges that we have not paid commissions totaling $11,900 to Dan Skrove, a former employee, who resigned in 2012. In April 2013, the complaint was settled.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2013, we completed two closings of a private placement offering pursuant to which we sold 1,000,000 units for gross proceeds of $150,000, at a purchase price of $0.15 per unit. We used the net proceeds of $129,999 from the closings for general working capital. In connection with the two closings, the placement agent (1) was paid aggregate cash commissions of $15,000 and (2) received broker warrants to purchase 100,000 shares of common stock.

In January 2013, we agreed to permit the holders of our 8% convertible promissory notes, which were originally issued in June through August 2012, to convert their notes (in the aggregate principal amount of $800,000 (and accrued and unpaid interest thereon) into units at a conversion price of $0.0975 per unit. Each unit consists of one share of our common stock and one warrant representing the right to purchase one share of our common stock during a period of five years, at an exercise price of $0.30 per share. As a result of such conversion, we issued to the holders of such notes 8,546,480 shares of our common stock and 8,546,480 warrants. In addition, as part of such conversion, we agreed to fix the exercise price of 800,000 warrants issued in connection with the purchase of 8% convertible promissory notes at $0.225 per share. As a result of the note conversions, the Company issued three-year placement agent warrants to purchase an aggregate of 318,808 shares of common stock at an exercise price of $0.225 per share.

On April 12, 2013 and May 15, 2013, we borrowed $112,500 and $200,035, respectively, via short-term interest free loans from an affiliate. The loans are intended to convert into the securities to be sold by us in a subsequent offering.

The foregoing securities were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Act”) for transactions of an issuer not involving a public offering and/or Rule 506 of Regulation D or Regulation S under the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We are in default under a December 8, 2008, 5% Senior Promissory Note (the “Note”) issued to a principal shareholder. Interest and principal became due on the Note on June 10, 2009. As at March 31, 2013, we owed $50,000 in principal and $10,767 in accrued interest on the Note. We intend to pay off the Note, including all accrued interest due thereon, as and when funding or revenues permit.

We are in default on $508,945 face value of 12% Notes. Accrued interest was $18,074 and $34,510 related to the $176,972 of Amended 12% Notes held by a related party (a director) and the $331,973 of other Amended 12% Notes outstanding at March 31, 2013, respectively. Pursuant to the terms of the Amended 12% Notes, noteholders are entitled to all legal remedies in order to pursue collection and we are obligated to bear all reasonable costs of collection. To date, no Amended 12% Note holders have pursued collection.

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

RACKWISE, INC.

Date: May 20, 2013	By:	/s/ Guy A. Archbold
Guy A. Archbold, Chief Executive Officer

Date: May 20, 2013	By:	/s/ Jeff Winzeler
Jeff Winzeler, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

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