Form 10-Q
period 2013-06-30
Rackwise, Inc.
filed 2013-08-19
CIK 1476638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(Address of principal executive offices)(Zip Code)

(916) 984-6000

(Registrant’s telephone number, including area code)

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

As of August 15, 2013 there were 450,222 shares of the issuer’s common stock outstanding.

RACKWISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

Rackwise, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$161,858	$16,799
Accounts receivable, net of allowance for factoring
fees of $7,612 and $165,991, respectively	19,902	381,900
Deferred financing costs, net	363,463	68,344
Prepaid expenses and other current assets	5,716	54,245

Total Current Assets	550,939	521,288

Property and equipment, net	240,909	303,825
Intangible assets, net	88,999	127,063
Deposits and other assets	55,847	55,847

Total Assets	$936,694	$1,008,023

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$2,361,756	$2,211,568
Accounts payable - related parties	110,000	54,497
Due to factor	479,041	891,353
Accrued expenses	2,479,554	2,171,905
Accrued issuable equity	3,600	57,750
Accrued interest	89,357	58,520
Accrued interest - related parties	11,354	22,988
Notes payable	708,945	1,281,973
Notes payable - related parties, net	1,964,914	226,972
Current portion of deferred rent	11,483	99,609
Deferred revenues	699,154	668,086

Total Current Liabilities	8,919,158	7,745,221
Deferred rent, non-current portion	149,219	83,305

Total Liabilities	9,068,377	7,828,526

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $0.0001 par value;
authorized - 10,000,000 shares;
issued and outstanding - none	-	-
Common stock, $0.0001 par value;
authorized - 1,000,000 shares;
issued and outstanding - 450,222
and 357,780 shares, respectively	45	36
Additional paid-in capital	38,592,389	36,659,566
Accumulated deficit	(46,724,117)	(43,480,105)

Total Stockholders' Deficiency	(8,131,683)	(6,820,503)

Total Liabilities and Stockholders' Deficiency	$936,694	$1,008,023

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary
Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Revenues	$420,925	$1,192,489	$964,372	$1,876,638

Direct cost of revenues	133,193	56,332	280,060	118,297

Gross Profit	287,732	1,136,157	684,312	1,758,341

Operating Expenses
Sales and marketing	265,819	1,502,993	876,258	2,412,066
Research and development	422,430	558,432	871,254	1,199,544
General and administrative	827,563	1,300,092	1,556,510	2,609,596

Total Operating Expenses	1,515,812	3,361,517	3,304,022	6,221,206

Loss From Operations	(1,228,080)	(2,225,360)	(2,619,710)	(4,462,865)

Other (Expense) Income
Interest	(30,927)	(7,056)	(55,225)	(7,729)
Amortization of debt discount	(7,915)	(433,333)	(7,915)	(433,333)
Amortization of deferred financing costs	(18,284)	-	(29,726)	-
Loss on extinguishment	-	-	(531,436)	-
Other (expense) income	-	(5,695)	-	3,368

Total Other Expense	(57,126)	(446,084)	(624,302)	(437,694)

Net Loss	$(1,285,206)	$(2,671,444)	$(3,244,012)	$(4,900,559)

Net Loss Per Common Share - Basic and Diluted	$(3.32)	$(8.33)	$(8.50)	$(15.31)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	386,619	320,791	381,532	320,062

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary
Condensed Consolidated Statement of Changes in Stockholders' Deficiency
For The Six Months Ended June 30, 2013

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2012	357,780	$36	$36,659,566	$(43,480,105)	$(6,820,503)

Issuance of common stock and
warrants - private placement, net	3,334	-	129,999	-	129,999

Issuance of accrued equity	1,417	-	10,583	-	10,583

Stock-based compensation	-	-	161,117	-	161,117

Conversion of notes and accrued interest
into common stock and warrants	29,913	3	1,311,169	-	1,311,172

Issuance of common stock in satisfaction
of accounts payable	57,778	6	129,994	-	130,000

Beneficial conversion feature related to
convertible notes payable	-	-	189,961	-	189,961

Net loss	-	-	-	(3,244,012)	(3,244,012)

Balance - June 30, 2013	450,222	$45	$38,592,389	$(46,724,117)	$(8,131,683)

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Six Months Ended
	June 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(3,244,012)	$(4,900,559)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	109,726	109,432
Loss on sale of fixed assets	-	5,837
Stock-based compensation [1]	117,550	996,395
Cancellation of shares pursuant to settlement agreement	-	(57,000)
Loss on extinguishment	531,436	-
Amortization of debt discount	7,915	433,333
Amortization of deferred financing costs	29,726	-
Deferred rent	(22,212)	158,842
Changes in operating assets and liabilities:
Accounts receivable, net	361,998	(573,910)
Prepaid expenses and other current assets	48,529	29,895
Deposits and other assets	-	(33,715)
Accounts payable	280,188	503,014
Accounts payable – related parties	55,503	16,910
Accrued expenses	307,649	75,692
Accrued interest	64,118	-
Accrued interest – related parties	(11,634)	625
Deferred revenues	31,068	(47,335)

Total Adjustments	1,911,560	1,618,015

Net Cash Used in Operating Activities	(1,332,452)	(3,282,544)

Cash Flows From Investing Activities
Acquisition of property and equipment	(2,370)	(216,813)
Acquisition of intangible assets	(6,376)	(61,217)

Net Cash Used in Investing Activities	(8,746)	(278,030)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net [2]	129,999	1,466,977
Proceeds from convertible notes payable - related parties	1,462,960	-
Proceeds from convertible notes payable	-	580,000
Proceeds from Bridge Units	-	500,000
Deferred financing costs	(378,390)	(61,843)
Due to factor, net	271,688	733,187
Payment of capital lease obligations	-	(3,237)

Net Cash Provided by Financing Activities	1,486,257	3,215,084

Net Increase (Decrease) In Cash	145,059	(345,490)

Cash - Beginning	16,799	613,443

Cash - Ending	$161,858	$267,953

[1] Includes accrued issuable equity of $(54,150) and $68,750 for the six months ended June 30, 2013 and 2012, respectively.

[2] Gross proceeds of $150,000 and $1,653,611, less issuance costs of $20,001 and $186,634 for the six months ended June 30, 2013 and 2012, respectively.

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows - Continued

(unaudited)

	For The Six Months Ended
	June 30,
	2013	2012
Supplemental Disclosures of Cash Flow Information:

Non-cash operating and financing activities:

Issuance of accrued equity	$10,583	$1,560,030

Equity issuable	$(3,600)	$-

Cancellation of shares	$-	$(57,000)

Conversion of notes payable and accrued interest into equity	$779,736	$-

Warrants issued in connection with issuance of notes payable	$189,961	$-

Shares issued in satisfaction of accounts payable	$130,000	$-

Convertible notes and warrants issued in satisfaction of
amounts due to factor	$684,000	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2013. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2012 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 16, 2013.

Effective August 2, 2013, pursuant to authority granted by the Board of Directors of the Company, the Company implemented a 1-for-300 reverse split of the Company’s issued and outstanding common stock (the “Reverse Split”) and a reduction in the number of shares of common stock authorized to be issued by the Company from 300,000,000 to 1,000,000. All share and per share information in this Form 10-Q has been retroactively adjusted to reflect the Reverse Split.

Note 2 – Liquidity, Going Concern and Management’s Plans

The Company has incurred substantial recurring losses since its inception. The Company’s current strategy is to raise capital and invest that capital in such a way that the Company rapidly grows its market share and revenues, eventually resulting in profits and cash from operations. However, this strategy has required a rapid build-up of infrastructure that initially exacerbated the Company’s operating deficit and use of cash in operations, because the expected revenue expansion will lag the investment in infrastructure. The capital that the Company has raised, and likely will continue to raise, will be used to invest in infrastructure, to fund development of the software product, to fund incremental legal and accounting costs associated with being a public company and to fund the Company’s operating deficit and general working capital requirements.

During the six months ended June 30, 2013 and the twelve months ended December 31, 2012, the Company generated approximately $1,486,000 and $4,561,000 in cash from financing activities, respectively, from factoring its receivables and from private offerings of common stock, warrants and debt funding. This capital has permitted the Company to continue its investment in product development and has provided working capital for the Company to win a modest amount of new business throughout the first six months of 2013. However, the amount of new business generated did not support the Company’s increased infrastructure and due to cash constraints the Company was forced to reduce costs until such time that either the anticipated level of revenue materializes or the Company raises sufficient additional capital.

During the six months ended June 30, 2013 and 2012, the Company recorded net losses of approximately $3,244,000 and $4,901,000, respectively. Through cost reduction measures, the Company decreased its net loss during the six months ended June 30, 2013 despite revenues decreasing to approximately $964,000 from approximately $1,877,000 in the prior period. During the six months ended June 30, 2013 and 2012, the Company used cash in operating activities of approximately $1,332,000 and $3,283,000, respectively. As of June 30, 2013, the Company had limited cash of approximately $162,000, a working capital deficiency of approximately $8,368,000, an accumulated deficit of approximately $46,724,000 and owes approximately $1,377,000 for payroll tax liabilities, penalties and interest which has yet to be remitted to the taxing authorities. The IRS has placed federal tax liens that aggregate to approximately $771,000 against the Company in connection with the unpaid payroll taxes through the third quarter of 2012.

Rackwise, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Liquidity, Going Concern and Management’s Plans – Continued

Subsequent to June 30, 2013, the Company completed one closing of a private placement offering in which the Company sold $190,925 of units at a price of $10,000 per unit. Each unit consists of (i) $10,000 principal amount of one year, 12% secured convertible promissory notes and (ii) a five-year warrant to purchase 267 shares of common stock at a price of $3.00 per share at any time after the maturity date of the notes. On August 14, 2013, the Company borrowed $250,000 via a short-term interest free loan from an affiliate. The loan is intended to convert into the Units Offering. The capital raised in the private placement offering will be utilized to fund existing operating deficits while the Company continues to develop product line(s) and enhance marketing efforts to increase revenues and eventually generate operating surpluses. The Company believes it will be successful in these efforts; however, there can be no assurance the Company will meet its revenues forecasts or, if necessary, be successful in raising additional debt or equity financing to fund its operations on terms agreeable to the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. The Company expects that the cash it has available will fund its operations only until September 2013. If the Company is unable to obtain additional financing on a timely basis and, notwithstanding any request the Company may make, the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may have to delay note and vendor payments and/or initiate cost reductions, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate, and/or seek reorganization under the U.S. bankruptcy code.

Note 3 – Significant Accounting Policies

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. At the time accounts receivable are originated, the Company considers a reserve for doubtful accounts based on the creditworthiness of customers. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. During the three and six months ended June 30, 2013 and 2012, the Company’s losses from bad debts were not material. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and reported amounts of revenues and expenses in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are stock-based compensation, the useful lives of fixed assets and intangibles, depreciation and amortization, the allowances for factoring fees and income taxes, and the fair value of convertible financial instruments.

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

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Significant Accounting Policies – Continued

Concentration of Credit Risk and Customers – Continued

One customer provided 50% and 39% of revenues during the three and six months ended June 30, 2012, respectively. There were no revenue concentrations during the three and six months ended June 30, 2013. All of the Company’s long-lived assets are located in the United States of America.

As of June 30, 2013, receivables from four customers comprised 43%, 27%, 14% and 10% of total receivables, respectively. As of December 31, 2012, receivables from four customers comprised 19%, 17%, 14% and 14% of total receivables, respectively.

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

Stock-Based Compensation

The Company has an equity plan which allows for the granting of stock options to its employees, directors and consultants for a fixed number of shares with an exercise price equal to the fair value of the shares at date of grant. The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on interim financial reporting dates and vesting dates until the service period is complete. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. Since the shares underlying the Company’s equity are not currently registered, the fair value of the Company’s restricted equity instruments are estimated based on historical observations of cash prices paid for the Company's restricted common stock, when such sales are evident.

Stock-based compensation for directors is reflected in general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation for employees and consultants could be reflected in (a) sales and marketing expenses; (b) research and development expenses; or (c) general and administrative expenses in the condensed consolidated statements of operations.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding for three and six months ended June 30, 2013 (1) includes the weighted average impact of 1,000 shares of common stock issuable as of June 30, 2013 and (2) excludes the weighted average impact of the 10,000 shares of common stock being held in escrow (the “Escrowed Shares”). Weighted average shares outstanding for the three and six months ended June 30, 2012 excludes the weighted average impact of the Escrowed Shares. In accordance with the accounting literature, (1) the Company has given effect to the issuance of the issuable stock in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration; and (2) the Company has excluded the impact of the Escrowed Shares because they are contingently returnable.

Diluted net loss per common share adjusts basic net loss per common share for the effects of potentially dilutive financial instruments, only in the periods in which such effects exist and are dilutive. At June 30, 2013, outstanding stock options and warrants to purchase 69,480 and 292,384 shares of common stock, respectively, were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive. At June 30, 2012, outstanding stock options and warrants to purchase 74,028 and 169,173 shares of common stock were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive.

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

Rackwise, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2013	2012
	(unaudited)

Accrued commissions	$546,754	$508,654
Accrued payroll	297,263	270,551
Accrued payroll taxes(1)	1,377,207	1,099,887
Accrued vacation	211,760	219,206
Accrued professional fees	46,570	73,607

Total accrued expenses	$2,479,554	$2,171,905

(1) Includes accrual for interest and penalties.

Accrued expenses include liabilities for unpaid payroll taxes along with an estimate of related interest and penalties. Through June 30, 2013, the Internal Revenue Service (“IRS”) has placed Federal tax liens aggregating approximately $771,000 against the Company in connection with these unpaid payroll taxes.

Note 5 – Notes Payable

5% Note

In December 2008, the Company issued a $50,000 5% note payable (the “5% Note”). The 5% Note was due in June 2009 and was in default at June 30, 2013 and December 31, 2012. Accrued interest related to the 5% Note was $11,390 (included in Accrued Interest) and $10,151 (included in Accrued Interest – Related Parties) at June 30, 2013 and December 31, 2012, respectively. The holder was no longer a greater than 10% beneficial owner at June 30, 2013.

12% Notes – Amended Terms

As of June 30, 2013 and December 31, 2012, $508,945 face value of 12% convertible promissory notes (the “Amended 12% Notes”) remained outstanding and were in default. Pursuant to the terms of the Amended 12% Notes, noteholders are entitled to all legal remedies in order to pursue collection and the Company is obligated to bear all reasonable costs of collection. To date, no Amended 12% Note holders have pursued collection.

Accrued interest was $67,811 and $24,688 related to the Amended 12% Notes outstanding at June 30, 2013 and December 31, 2012, respectively. Accrued interest – related parties was $12,837 related to the $176,972 of Amended 12% Notes held by a related party (a director) outstanding at December 31, 2012. The director resigned during the second quarter of 2013.

8% Notes

On January 21, 2013, note holders elected to convert $800,000 of 8% convertible notes (the “8% Notes) plus $33,281 of accrued and unpaid interest into 28,489 shares of common stock and a five-year warrant to purchase 28,489 shares of common stock at an exercise price of $90.00 per share (the “Conversion Securities”), pursuant to an offer from the Company. The 8% Notes converted into the Conversion Securities at a price equal to $29.25 (65% of $45.00) per unit, wherein each unit consisted of one share of common stock and a warrant to purchase one share of common stock. As a result of the note conversion, Bridge Warrants to purchase 2,667 shares of common stock had their exercise price adjusted to $67.50 and their term was extended to January 21, 2016. The $1,311,172 aggregate value of the securities issued ($1,281,927 related to the Conversion Securities and $29,200 related to the incremental value of the Bridge Warrants) was credited to equity at conversion. The Company recorded $531,436 of extinguishment loss which represents the incremental value of the securities issued pursuant to the offer as compared to the carrying value of the 8% Notes, accrued interest, plus $53,545 of unamortized debt offering costs.

There were $150,000 and $950,000 of outstanding 8% Notes, plus $10,156 and $33,832 of accrued interest, at June 30, 2013 and December 31, 2012, respectively. See Note 9 – Subsequent Events regarding the conversion of $100,000 of the 8% Notes. The remaining $50,000 of 8% Notes is past due as of the filing date and is ranked senior to the Offering Notes. During the three and six months ended June 30, 2013, the Company recorded amortization of deferred financing costs of $2,518 and $13,960, respectively.

Rackwise, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Short-Term Loans

On April 12, May 15, and May 30, 2013, the Company borrowed $112,500, $200,035 and $150,035, respectively, via short-term interest free loans from a principal shareholder (the “Short-Term Loans”). On June 11, 2013, the Short-Term Loans were converted into the Units Offering. See below for details.

Units Offering

During the six months ended June 30, 2013, the Company had two closings of a private offering that commenced on June 11, 2013, pursuant to which the Company sold an aggregate of $2,146,960 in units at a price of $10,000 per unit to Navesink RACK, LLC and Black Diamond Financial Group LLC and their affiliates (collectively, the “Purchasers” and the Company’s principal shareholders) (the “Units Offering”). The Company is offering up to $5,000,000 in units. Each unit (an “Offering Unit”) consists of (i) $10,000 principal amount of 12% secured convertible promissory notes (the “Offering Notes”) and (ii) a five-year warrant to purchase 267 shares of common stock at a price of $3.00 per share at any time after the maturity date of the Offering Notes (the “Offering Warrants”), such that the Purchasers were issued Offering Warrants to purchase an aggregate of 57,253 shares of common stock. There was $2,146,960 of Offering Notes, plus $11,354 of accrued interest, outstanding at June 30, 2013.

The closings of the Units Offering resulted in aggregate net proceeds of $622,000 ($2,146,960 of gross proceeds less $1,146,570 of debt conversions less $378,390 of financing costs). Issuance costs of $378,390 were capitalized as deferred financing costs and are being amortized over the term of the Offering Notes. During the three and six months ended June 30, 2013, the Company recorded amortization of deferred financing costs of $15,766. The closings included the conversion of $1,146,570 of Company debt ($462,570 of Short-Term Loans and $684,000 previously owed to the Company’s factor which was assumed by an affiliate) incurred by the Company or assumed by the Purchasers during the second quarter of 2013. See Note 9 – Subsequent Events for details of closings subsequent to June 30, 2013.

The Offering Notes mature one year from the date of issuance. Pursuant to an amended agreement, the Purchasers may, individually, on a one-time basis, as the result of making a collective investment in excess of $1,500,000 in the aggregate, at any time during the term of the Offering Notes, convert the Offering Notes, including all accrued interest due thereon, into 1,275,629 shares (collectively 2,551,258 shares) of the Company’s common stock (the “Conversion Shares”) which represents 42.5% each (collectively 85%) of the Company’s issued and outstanding common shares as of August 2, 2013, the date of the Reverse Split. The Company is in the process of increasing the Company’s authorized common stock from 1,000,000 shares to 300,000,000 shares, which has already been approved by the Company’s Board of Directors and a majority of the Company’s common stockholders. By agreement, the Purchasers will each receive 50% of the Conversion Shares without regard to their respective subscription amounts. The Purchasers may determine to convert the Offering Notes prior to the completion of the offering. In such event, subscriptions for additional Offering Units otherwise issuable to the Purchasers in connection with subsequent subscriptions will be treated as contributions to capital. In conjunction with such a conversion and the issuance of the Conversion Shares, the Offering Warrants shall be cancelled.

Pursuant to the terms of the Unit Offering, each Purchaser will either (a) utilize the conversion option (to obtain 1,275,629 shares of the Company’s common stock) or (b) will retain the Offering Warrants; but each Purchaser cannot avail itself of both. The Company determined that the embedded conversion options were equity instruments and should not be bifurcated and accounted for as a derivative. Accordingly, a debt discount of $189,961 was established (with a credit to additional paid-in capital), which represents the greater of the relative fair value of the Offering Warrants or the beneficial conversion feature attributable to the conversion option. The debt discount is being amortized over the term of the Offering Notes. During the three and six months ended June 30, 2013, the Company recorded amortization of debt discount of $7,915.

As collateral security for the Company’s obligations under the Offering Notes and related documents executed in connection with the offering, the Company and Visual Network Design, Inc., a Delaware corporation and the Company’s wholly-owned subsidiary (“VNDI”), granted the Purchasers a security interest in all of the Company’s and VNDI’s assets pursuant to the terms of a security agreement, dated as of June 11, 2013 (the “Security Agreement”). To further secure the Company’s obligations, VNDI executed a guaranty, dated as of June 11, 2013 (the “Guaranty”), pursuant to which VNDI agreed to guaranty the Company’s obligations owed to the Purchasers. The Offering Notes are junior in priority to the Company’s indebtedness to its factor, trade debt and a $50,000 8% Note.

Rackwise, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Equity

Consulting Agreement

On January 7, 2013, the Company entered into a twelve-month agreement for investor relations services. In consideration of the services to be rendered, the Company agreed to provide $75,000 of common stock upon completion of the initial 45-day test campaign. Pursuant to the agreement, upon receipt of the results of the test campaign, future services and payment terms are to be agreed upon by both parties. As of June 30, 2013, the services anticipated under the agreement have yet to have been performed and no shares have been issued.

Private Offerings

Third Private Offering

During the six months ended June 30, 2013, the Company had two additional closings in connection with a prior private offering that commenced on September 1, 2012 (the “Third Private Offering”), pursuant to which an aggregate of 3,334 investor units (“Third Units”) were sold at a price of $45.00 per Third Unit, resulting in $129,999 of aggregate net proceeds ($150,000 of gross proceeds less $20,001 of issuance costs). Each Third Unit consists of one share of common stock and a redeemable warrant to purchase one share of common stock. In addition, the placement agent was paid cash commissions of $15,000 (a component of issuance costs) and was issued five-year Third Broker Warrants to purchase 334 shares of the Company’s common stock at an exercise price of $45.00 per share. The closings resulted in warrants, which are classified within equity, to purchase 671 shares of common stock having their exercise price reduced to $90.00 per share, including warrants to purchase 338 and 333 shares whose original exercise price was $187.50 per share and $300.00 per share, respectively.

The Third Investor Warrants are exercisable for a period of five years at an exercise price of $90.00 per share of common stock, are subject to weighted average anti-dilution protection and possess piggy-back registration rights. The Third Investor Warrants are redeemable at a price of $0.003 per share upon the provision of adequate notice, if and only if (a) the common stock’s average closing bid price exceeds $300.00 for five of any ten consecutive trading days; and (b) the twenty-day average daily volume exceeds 67 shares and there is no more than one single day of no volume. The Third Broker Warrants are identical to the Third Investor Warrants in all material respects except that (i) the resale of the common stock underlying them is not covered by a registration statement; and (ii) they have an exercise price of $45.00 per share of common stock. The Company determined that all warrants issued in conjunction with the Third Private Offering were equity instruments.

Unissued Common Stock

On May 13, 2013, the Company issued 1,417 shares of common stock to a service provider and the fair value on the date of issuance of $10,583 was credited to equity. Previously, the value of the shares was included in accrued issuable equity in the condensed consolidated balance sheets.

As of June 30, 2013, the Company had not issued instructions to its transfer agent to issue 1,000 shares of common stock due to a service provider, therefore the value of the shares was included in accrued issuable equity in the condensed consolidated balance sheets.

Rackwise, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Equity – Continued

Stock Warrants

A summary of the stock warrant activity during the six months ended June 30, 2013 is presented below:

				Weighted
		Weighted		Average
		Average		Remaining
	Number of	Exercise		Life	Intrinsic
	Warrants	Price		In Years	Value

Balance, December 31, 2012	201,908	$169.80
Issued	90,476	34.52
Exercised	-	-
Cancelled	-	-
Balance, June 30, 2013	292,384	$126.57	[1]	3.99	$-

Exercisable, June 30, 2013	292,384	$126.57	[1]	3.99	$-

[1] - Investor warrants to purchase 501 shares of common stock had a variable exercise price as of June 30, 2013. These warrants are excluded from the weighted average exercise price.

The following table presents information related to stock warrants at June 30, 2013:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$3.00	57,253	4.96	57,253
45.00	2,651	4.35	2,651
67.50	4,066	2.55	4,066
75.00	3,376	3.29	3,376
90.00	68,489	4.31	68,489
112.50	1,935	3.50	1,935
187.50	128,457	3.24	128,457
198.00	20,001	5.40	20,001
300.00	5,655	4.18	5,655
Variable	501	2.15	501
	292,384	3.99	292,384

The warrants outstanding in the tables above do not include (1) warrants issuable to investors upon future conversion of their convertible notes; and (2) warrants issuable to the 8% bridge unit placement agent upon the investors’ future conversion of their convertible notes. See Note 5 – Notes Payable for additional details.

As of June 30, 2013, the warrants to purchase an aggregate of 501 shares of common stock with a variable exercise price (equal to 65% of the conversion date twenty-day volume weighted average price of the common stock) were exercisable at approximately $2.90 per share.

Rackwise, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Equity – Continued

Stock Warrants – Continued

In addition, all of the warrants are subject to weighted average anti-dilution protection upon the issuance of common stock, or securities convertible into common stock, at prices below specified trigger prices. The Third Private Offering and the Units Offering appear to result in dilutive issuances pursuant to the original terms of the warrants. While the Units Offering is not yet complete, the Company has performed a preliminary analysis of the impact of the weighted average anti-dilution adjustment provisions as of June 30, 2013 and estimates that the weighted average exercise prices may have declined by approximately 75%, whereas the quantity of shares attributable to each warrant may have increased by a multiple of approximately 3.85 on a weighted average basis.

Stock Options

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Risk free interest rate	n/a	n/a	n/a	0.96 - 1.11%
Expected term (years)	n/a	n/a	n/a	5.40 - 6.00
Expected volatility	n/a	n/a	n/a	75%
Expected dividends	n/a	n/a	n/a	0%

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

There were no stock options granted during the three and six months ended June 30, 2013 or during the three months ended June 30, 2012. The weighted average estimated fair value of the stock options granted during the six months ended June 30, 2012 was $66.00 per share. The Company used forfeiture assumptions of 10% to 20% per annum.

During the three months ended June 30, 2013 and 2012, the overall stock-based compensation (credit) expense recorded by the Company associated with options was $(819) (which included a credit of $(97,862) related to the forfeiture of stock options) and $462,183, respectively. During the six months ended June 30, 2013 and 2012, the overall stock-based compensation expense recorded by the Company associated with options was $161,117 and $893,145, respectively. These amounts have been included in operating expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2013, there was approximately $454,014 of unrecognized stock-based compensation expense that will be amortized over a weighted average period of 1.4 years.

A summary of the option activity during the six months ended June 30, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2012	82,272	$103.34
Granted	-	-
Exercised	-	-
Forfeited	(12,792)	103.61
Outstanding, June 30, 2013	69,480	$103.29	8.1	$-

Exercisable, June 30, 2013	48,015	$103.62	8.4	$-

Rackwise, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Equity – Continued

Stock Options – Continued

The following table presents information related to stock options at June 30, 2013:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$54.00	167	-	-
60.00	167	-	-
66.00	250	-	-
103.50	57,513	8.5	41,785
104.40	11,383	7.4	6,230
	69,480	8.4	48,015

Note 7 – Related Party Transactions

Effective January 1, 2013, the Company’s agreement with a stockholder to provide financial advisory services to the Company automatically renewed for an additional twelve month term, which provides that the Company pay fees of $10,000 per month for twelve months. The agreement shall be extended for successive one-year periods unless either party provides written notice 30 days prior to the end of the term of its election to terminate the agreement. During the three and six months ended June 30, 2013, the Company recorded expense of $30,000 and $60,000 related to the agreement. During the three and six months ended June 30, 2012, the Company recorded expense of $30,000 and $100,000 (which included a one-time fee of $40,000), respectively, related to the agreement.

Note 8 - Commitments and Contingencies

Litigation

On October 26, 2012, the Company was named as defendant in a complaint filed in the County of Westchester, Supreme Court of the State of New York by Porter, Levay & Rose, Inc., index number 68540/2012. The complaint alleges the Plaintiff rendered work, labor and services to the Company on, about, or between October 18, 2012, and is seeking $103,198, together with interest running from October 18, 2012. On April 30, 2013, Porter, Levay & Rose, Inc. was awarded a summary judgment. On May 6, 2013, a judgment was entered in favor of Porter, Levay & Rose, Inc. in the Supreme Court of the State of New York, County of Westchester for an amount which was accrued for at June 30, 2013.

On January 22, 2013, the Company was named as defendant in a complaint filed in the Superior Court of California, County of Sacramento, case number 34-2013-00138819 by Babich & Associates, Inc., a Texas Corporation. The complaint alleges that the Company was invoiced for services relating to professional staffing services for 2 potential employees that the Company subsequently hired, and is seeking $48,000 plus earned interest at the rate of 10% per annum from May 3, 2012. On April 25, 2013, the parties signed a settlement for an amount which was accrued for at June 30, 2013. Payment is pending.

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

On February 20, 2013, the Company was named as a defendant in a complaint filed in the Superior Court, Wake County, State of North Carolina, case number I3CV002442 by Accentuate Staffing Inc. (“Accentuate”). The complaint alleges that the Company was invoiced for services relating to professional staffing services as defined in a certain contract executed on December 20, 2011, and is seeking $59,824 plus interest and costs as allowed by law. On April 3, 2013, Accentuate obtained Entry of Default and Default Judgment and on April 25, 2013, a Writ of Execution was issued. On July 3, 2013, this case was settled in full for an amount which was accrued for at June 30, 2013.

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

On March 7, 2013, the Company was named as a defendant in a complaint yet to be filed in District Court, First Judicial District, Carver County, State of Minnesota. The complaint alleges that the Company has not paid commissions totaling $11,900 to Dan Skrove, a former employee who resigned in 2012. In April 2013, the complaint was settled. In May 2013, the Company paid in full.

On March 11, 2013, the Company was named as a defendant in a complaint filed in the Superior Court, Wake County, State of North Carolina, case number 13CV003506 by TSG and Associates, LLC d/b/a The Select Group Raleigh, LLC. The complaint alleges that the Company was invoiced for services relating to professional staffing services as described by a Direct Hire Agreement dated June 13, 2011, and is seeking $41,000, plus attorney’s fees of $6,150. The Company is currently working toward a settlement agreement and has recorded an accrual at June 30, 2013.

On June 19, 2013, the Company and its CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento case number 34-2013-00146750 by David Wagner, a former employee of the Company who resigned from the Company. The complaint alleges that the Company entered into an employment agreement with the Plaintiff for the purposes of providing services as the Company’s Executive Vice President, Sales, that the Company and its CEO breached the agreement by refusing to compensate Mr. Wagner for his services, and as a result, Mr. Wagner is seeking lost compensation and benefits in the amount of $137,965.72, severance pay in the amount of $45,000, attorneys’ fees, interest, and any other relief as the court deems just and proper. The Company disputes these claims and has hired counsel to represent it in the matter.

The Company records legal costs associated with loss contingencies as incurred.

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

8% Note Conversion

On July 1, 2013, in connection with the Units Offering, a noteholder converted an 8% Note in the amount of $106,533 (including outstanding principal and interest) into the Units Offering.

Units Offering

On July 11, 2013, the Company had a closing of the Units Offering, pursuant to which the Company sold an aggregate of $190,925 in Offering Units, such that the Purchasers were issued Offering Warrants to purchase an aggregate of 5,092 shares of common stock with a relative fair value of $1,291. The fair value of the Offering Warrants was recorded as debt discount and will be amortized over the term of the Offering Notes.

Short-Term Loans

On August 14, 2013, the Company borrowed $250,000 via a short-term interest free loan from an affiliate. The loan is intended to convert into the Units Offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), including our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Rackwise, Inc., a Nevada corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

As reflected in our financial statements for the three and six months ended June 30, 2013, we have generated significant losses raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2012 and 2011 stating that we have not achieved a sufficient level of revenues to support our business and have suffered recurring losses from operations. Our ability to execute our business plan is dependent upon our generating cash flow sufficient to fund operations and obtain additional capital. Our business strategy may not be successful in addressing these issues. If we cannot execute our business plan, our stockholders may lose their entire investment in us.

We expect that with the infusion of additional capital and with additional management we will be able to increase software and professional services sales, and expand the breadth of our product offerings. We intend to do the following:

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

Recent Developments and Trends

Financings

On May 28, 2013 our factor assigned $684,000 of the debt owed by us to the factor to an affiliate of ours. Such affiliate rolled the debt into the Units Offering, which amount was included in the $1,726,335 of proceeds from the closing on June 11, 2013.

On April 12, 2013, May 15, 2013 and May 30, 2013, we borrowed $112,500, $200,035 and $150,035, respectively, via short-term interest free loans from an affiliate. These loans were rolled into the Units Offering, which amounts were included in the $1,726,335 of proceeds from the closing on June 11, 2013.

On June 11, 2013 we completed the first closing of a private offering (the “Units Offering”) in which we sold $1,726,335 of units of our securities at a price of $10,000 per unit. Each unit (an “Offering Unit”) consists of (i) $10,000 principal amount of one year, 12% secured convertible promissory notes (the “Offering Notes”) and (ii) a five-year warrant to purchase 267 shares of common stock at a price of $3.00 per share at any time after the maturity date of the Offering Notes (the “Offering Warrants”). For a more detailed discussion of the terms of the units, see Part II, Item 5. Other Information below. On June 27, 2013 and July 11, 2013 we completed a second and a third closing of the Units Offering in which we sold an additional $420,625 and $190,925 in Offering Units, respectively.

In connection with the Units Offering, in July 2013 a holder of our 8% Convertible Promissory Note due August 30, 2013, converted an 8% Note in the amount of $106,533 (including outstanding principal and interest) into the Units Offering.

Reverse Split

Effective August 2, 2013, pursuant to authority granted by our Board of Directors, we implemented a 1-for-300 reverse split of our issued and outstanding common stock (the “Reverse Split”) and a reduction in the number of shares of common stock authorized to be issued by us from 300,000,000 to 1,000,000. All share and per share information in this Form 10-Q has been retroactively adjusted to reflect the Reverse Split.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Overview

We reported net losses of $1,285,206 and $2,671,444 for the three months ended June 30, 2013 and 2012, respectively. The decrease in net loss of $1,386,238 is due to a $2,234,663 decrease in operating and other expenses, primarily related to a reduction in headcount, partially offset by reduced gross profit of $848,425 due to a 65% decrease in revenues.

Revenues

Our revenues for the three months ended June 30, 2013 were $420,925 as compared to revenues of $1,192,489 for the three months ended June 30, 2012. Revenues decreased by $771,564 or 65%. Licensing revenues were $9,200 as compared to $801,444 in the comparative period, a decrease of $792,244, or 99%. During the three months ended June 30, 2012, we received a large order for approximately $578,000, for which we did not have a like order in the three months ended June 30, 2013. Maintenance revenues were $302,543 as compared to $271,392 in the comparative period, an increase of $31,151, or 11% due to the recognition of revenue on increased maintenance renewals sold during the previous year. Subscription revenues were $35,183 as compared to $68,448, a decrease of $33,265, or 49%, due to a general decrease in subscription customers. Professional service revenues were $73,999 as compared to $51,205 in the comparative period, an increase of $22,794, or 45%. This increase is a result of resources put in place during 2013 to service new customer installations for 2013.

Direct cost of revenues

The direct cost of revenues during the three months ended June 30, 2013 and 2012 was $133,193 and $56,332, respectively, representing an increase of $76,861 or 136%. The direct cost of revenues as a percentage of revenues was approximately 32% and 5% for the three months ended June 30, 2013 and June 30, 2012, respectively. The increase in direct cost of revenues was related to royalty expenses incurred during the three months ended June 30, 2013 due to the licensing of Intel DCM software. It is impractical for the Company to break out direct cost of revenues by the types of revenues cited in the revenue discussion above.

Sales and marketing expenses

Sales and marketing expenses decreased by $1,237,174, or 82%, in the three months ended June 30, 2013 to $265,819 from $1,502,993 in the three months ended June 30, 2012. The decrease in sales and marketing expenses was primarily related to lower commission expense on reduced revenues, and lower wages and stock-based compensation expense associated with headcount reductions.

Research and development expenses

Research and development expenses decreased by $136,002 or 24%, in the three months ended June 30, 2013 to $422,430 from $558,432 in the three months ended June 30, 2012. The decrease was primarily due to a reduction in recruiting fees, wages and benefits expense, amortization of intangibles, professional fees, and outside services expense associated with spending reductions in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

General and administrative expenses

General and administrative expenses were $827,563 for the three months ended June 30, 2013 as compared to $1,300,092 for the three months ended June 30, 2012, a decrease of $472,529 or 36%. The decrease resulted from a reduction in non-cash stock-based compensation expense and reduced professional and outside service expense, partially offset by an increase in factoring fees in the three months June 30, 2013 as compared to the three months ended June 30, 2012.

Interest, net

Interest expense was $30,927 for the three months ended June 30, 2013 as compared to $7,056 for the three months ended June 30, 2012, representing an increase of $23,871. The increase was attributable to an increase in outstanding notes payable as compared to the three months ended June 30, 2012.

Amortization of debt discount

During the three months ended June 30, 2013, we recorded amortization of debt discount of $7,915 as compared to $433,333 during the three months ended June 30, 2012, due to the timing of the recognition of the debt discount expense.

Amortization of deferred financing costs

During the three months ended June 30, 2013, we recorded amortization of debt discount of $18,284 as compared to $0 during the three months ended June 30, 2012, which represents amortization of debt offering costs incurred in connection with the Units Offering.

Other expense

During the three months ended June 30, 2012, we recorded other expense of $5,695 which related to the disposition of fixed assets, with no corresponding expenses in the three months ended June 30, 2013.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Overview

We reported net losses of $3,244,012 and $4,900,559 for the six months ended June 30, 2013 and 2012, respectively. The decrease in net loss of $1,656,547 was due to a $2,730,576 decrease in operating and other expenses, partially offset by a $1,074,029 decrease in gross profit on lower revenues. The operating and other expense reduction was primarily a result of decreased stock-based compensation expenses and lower wages related to a reduction in headcount.

Revenues

Our revenues for the six months ended June 30, 2013 were $964,372 as compared to revenues of $1,876,638 for the six months ended June 30, 2012. Revenues decreased by $912,266 or 49%. Licensing revenues were $190,800 as compared to $1,132,948 in the comparative period, a decrease of $942,148, or 83%. During the six months ended June 30, 2012, we received a large order for $578,000, for which we did not have a like order in the six months ended June 30, 2013. Maintenance revenues were $608,229 as compared to $556,115 in the comparative period, an increase of $52,114, or 9% primarily due to the recognition of revenue on increased maintenance renewals sold during the previous year. Subscription revenues were $70,522 as compared to $136,370, a decrease of $65,848, or 48%, due to a general decrease in subscription customers. Professional service revenues were $94,821 as compared to $51,205 in the comparative period, an increase of $43,616, or 85%. This increase is a result of resources put in place during 2013 to service new customer installations for 2013.

Direct cost of revenues

The direct cost of revenues during the six months ended June 30, 2013 and 2012 was $280,060 and $118,297, respectively, representing an increase of $161,763 or 137%. The direct cost of revenues as a percentage of revenues was approximately 29% and 6% for the six months ended June 30, 2013 and 2012, respectively. The increase in direct cost of revenues was primarily related to royalty expenses during the six months ended June 30, 2013 due to the licensing of Intel DCM software. It is impractical for the Company to break out direct cost of revenues by the types of revenues cited in the revenue discussion above.

Sales and marketing expenses

Sales and marketing expenses decreased by $1,535,808, or 64%, in the six months ended June 30, 2013 to $876,258 from $2,412,066 in the six months ended June 30, 2012. The decrease in sales and marketing expenses was due to lower commission expense on reduced revenues, and lower wages and stock-based compensation expense associated with headcount reductions.

Research and development expenses

Research and development expenses decreased by $328,290 or 27%, in the six months ended June 30, 2013 to $871,254 from $1,199,544 in the six months ended June 30, 2012. The decrease was primarily due to a reduction in non-cash stock-based compensation expense in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

General and administrative expenses

General and administrative expenses were $1,556,510 for the six months ended June 30, 2013 as compared to $2,609,596 for the six months ended June 30, 2012, a decrease of $1,053,086 or 40%. The decrease resulted from a first quarter 2012 charge to accrue for the shortfall in Las Vegas office sublease income as compared to lease expense over the remainder of the term of the lease, a reduction in non-cash stock-based compensation expense and a decrease in legal expenses and contracted financial services expense.

Interest, net

Interest expense was $55,225 for the six months ended June 30, 2013 as compared to $7,729 for the six months ended June 30, 2012, representing an increase of $47,496. The increase was attributable to an increase in outstanding notes payable as compared to the six months ended June 30, 2012.

Amortization of debt discount

During the six months ended June 30, 2013, we recorded amortization of debt discount of $7,915 as compared to $433,333 during the six months ended June 30, 2012, due to the timing of the recognition of the debt discount expense.

Amortization of deferred financing costs

During the six months ended June 30, 2013, we recorded amortization of debt discount of $29,726 as compared to $0 during the six months ended June 30, 2012, which represents amortization of debt offering costs incurred in connection with the Units Offering and other prior debt financings.

Loss on extinguishment

During the six months ended June 30, 2013, we recorded a loss on extinguishment of $531,436 which represents the excess value of equity securities issued to converting noteholders above the carrying value of the debt.

Other income

During the six months ended June 30, 2012, we recorded other income of $3,368 which related to the disposition of fixed assets, with no corresponding other income in the three months ended June 30, 2013.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	June 30, 2013	December 31, 2012
	(unaudited)

Cash	$161,858	$16,799
Working Capital Deficiency	$(8,368,219)	$(7,223,933)
Notes Payable (Gross – Current)	$2,855,905	$1,508,945

Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our primary sources of liquidity have been debt and proceeds from the sale of our equity securities in several private placements. Our current business plan requires us to raise additional capital in order to fund a necessary build-up of infrastructure. As a result, we expect revenue expansion will lag spending on investment in infrastructure, which will initially exacerbate our operating deficit and use of cash in operations.

In January 2013, we completed two additional closings of the PPO pursuant to which we sold PPO Units for $129,999 of aggregate net proceeds ($150,000 of gross proceeds less $20,001 of issuance costs), at a purchase price of $45 per PPO Unit. We used the net proceeds from the closings of the PPO for general working capital. In connection with the two closings, the placement agent (1) was paid aggregate cash commissions of $15,000 (a component of issuance costs) and (2) received broker warrants to purchase 334 shares of common stock.

On April 12, 2013, May 15, 2013 and May 30, 2013, we borrowed $112,500, $200,035 and $150,035, respectively, via short-term interest free loans from an affiliate. The loans rolled into the offering discussed immediately below.

On June 11, 2013 we completed a first closing of the Units Offering in which we sold $1,726,335 of units of our securities at a price of $10,000 per unit. Each unit consists of (i) $10,000 principal amount of one year, 12% secured convertible promissory notes and (ii) 267 5-year warrants, each to purchase one share of common stock at a price of $3.00 per share at any time after the maturity date of the notes. For a more detailed discussion of the terms of the units, see Part II, Item 5. Other Information below. On June 27, 2013 and July 11, 2013 we completed a second and a third closing of the Units Offering in which we sold additional $420,625 and $190,925 in units, respectively. In connection with the Units Offering, in July 2013, a holder of our 8% Convertible Promissory Note, due August 30, 2013, converted its note in the amount of $106,533 (including outstanding principal and interest) into the Units Offering. On August 14, 2013, we borrowed $250,000 via a short-term interest free loan from an affiliate. The loan is intended to convert into the Units Offering.

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

Availability of Additional Funds

Although we do not currently anticipate any material capital expenditures, we will need to raise additional capital to meet our immediate liquidity needs for operating expenses and product development in order to execute our business plan. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations and/or forced to seek reorganization under the U.S. bankruptcy code.

Six Months Ended June 30, 2013 and 2012

As expected, our net losses and usage of cash expanded, while we awaited the expected benefits of our infrastructure investments. However, the amount of new business generated did not support our increased infrastructure and due to cash constraints we were forced to reduce costs until such time that either the anticipated level of revenue materializes or we raise sufficient additional capital.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2013 and 2012, amounted to $1,332,452 and $3,282,544, respectively. During the six months ended June 30, 2013, the net cash used in operating activities was primarily attributable to the $3,244,012 net loss, partially offset by $774,141 of non-cash adjustments and $1,137,419 was generated from changes in operating assets and liabilities. During the six months ended June 30, 2012, the net cash used in operating activities was primarily attributable to the $4,900,559 net loss, partially offset by $1,646,839 of non-cash adjustments, while $28,824 was used to fund changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2013 and 2012 amounted to $8,746 and $278,030, respectively. The net cash used in investing activities for the six months ended June 30, 2013 was primarily related to an acquisition of intangible assets (shapes acquired from a graphic designer for our database library that are schematics of specific computer equipment). The net cash used in investing activities for the six months ended June 30, 2012 was primarily related to expenditures for technology for new hires and furniture for the Folsom, California office. Acquisition of intangible assets (shapes acquired from a graphic designer for our database library that are schematics of specific computer equipment) for the six months ended June 30, 2013 and 2012 amounted to $6,376 and $61,217, respectively.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 and 2012 amounted to $1,486,257 and $3,215,084, respectively. For the six months ended June 30, 2013, the net cash provided by financing activities resulted primarily from the proceeds of new borrowings of $1,084,570 (gross proceeds of $1,462,960 less $378,390 of issuance costs). For the six months ended June 30, 2012, the net cash provided by financing activities resulted primarily from net proceeds from the sale of common stock and warrants of $1,466,977 (gross proceeds of $1,653,611 less $186,634 of issuance costs), proceeds from new borrowings of $1,018,157 (gross proceeds of $1,080,000 less $61,843 of issuance costs) and $733,187 of net advances from our factor.

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

The capital that we have raised has permitted us to continue our investment in product development and provided working capital for us to win a modest amount of new business. However, the amount of new business generated did not support our increased infrastructure and due to cash constraints we were forced to continue to reduce costs until such time that either the anticipated level of revenue materializes or we raise sufficient additional capital. During the six months ended June 30, 2013 and 2012, we recorded net losses of $3,244,012 and $4,900,559, respectively. Through cost reduction measures, we decreased our net loss despite revenues decreasing to $964,372 from $1,876,638. In addition, we have unpaid payroll taxes relating to the third and fourth quarters of 2010, the first quarter of 2011, the third and fourth quarters of 2012 and the first and second quarters of 2013 in the aggregate amount of approximately $1,377,000. The IRS has placed federal tax liens that aggregate to approximately $771,000 against us in connection with the unpaid payroll taxes relating to the third quarter of 2010, fourth quarter of 2010, the first quarter of 2011 and the third quarter of 2012. If we are unable to negotiate a payment plan or a reduction in the amount of any tax obligation, the IRS or state authorities, as applicable, could enforce their liens by levying against our bank accounts, accounts receivables and other assets. A levy against or foreclosure on our assets could have a material adverse effect on our financial prospects.

With the proceeds from our financing activities, plus based on forecasted sales, we believe that we have enough cash on hand to sustain our operations until September 2013. If we are unable to obtain additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to delay note and vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

During the year ended December 31, 2012, our management, in conjunction with an independent expert, conducted a controls risk assessment covering entity level controls, all financial transaction processes, and key financial reporting processes of the Company. The results of the risk assessment identified and prioritized focus areas for further audits and possible areas of remediation. However, due to insufficient financial resources, the Company was not able to fund efforts to audit the key areas identified and to perform process improvements to existing controls to ensure that we have effective internal control over financial reporting.

During the fiscal quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. Due to the absence of an independent audited review of our controls procedures against the corporate risk assessment and the subsequent material weakness in the Company's internal control over financial reporting, our management concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective.

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

On October 26, 2012, we were named as defendant in a complaint filed in the County of Westchester, Supreme Court of the State of New York by Porter, Levay & Rose, Inc., index number 68540/2012. The complaint alleges the Plaintiff rendered work, labor and services to the Company on, about, or between October 18, 2012, and is seeking $103,198, together with interest running from October 18, 2012. On April 30, 2013, Porter, Levay & Rose, Inc. was awarded a summary judgment. On May 6, 2013, a judgment was entered in favor of Porter, Levay & Rose, Inc. in the Supreme Court of the State of New York, County of Westchester.

On January 22, 2013, we were named as defendant in a complaint filed in the Superior Court of California, County of Sacramento, case number 34-2013-00138819 by Babich & Associates, Inc., a Texas Corporation. The complaint alleges that we were invoiced for services relating to professional staffing services for 2 potential employees that we subsequently hired, and is seeking $48,000 plus earned interest at the rate of 10% per annum from May 3, 2012. On April 25, 2013, the parties signed a settlement. Payment is pending.

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

On February 20, 2013, we were named as a defendant in a complaint filed in the Superior Court, Wake County, State of North Carolina, case number I3CV002442 by Accentuate Staffing Inc. The complaint alleges that we were invoiced for services relating to professional staffing services as defined in a certain contract executed on December 20, 2011, and is seeking $59,824 plus interest and costs as allowed by law. On April 3, 2013, Accentuate obtained Entry of Default and Default Judgement and on April 25, 2013, a Writ of Execution was issued. On July 3, 2013, this case was settled in full.

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

On March 11, 2013, we were named as a defendant in a complaint filed in the Superior Court, Wake County, State of North Carolina, case number 13CV003506 by TSG and Associates, LLC d/b/a The Select Group Raleigh, LLC. The complaint alleges that we were invoiced for services relating to professional staffing services as described by a Direct Hire Agreement dated June 13, 2011, and is seeking $41,000, plus attorney’s fees of $6,150. We are currently working toward a settlement agreement.

On June 19, 2013, we and our CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento case number 34-2013-00146750 by David Wagner, our former employee who resigned from the company. The complaint alleges that we entered into an employment agreement with the Plaintiff for the purposes of providing services as our Executive Vice President, Sales, that we and our CEO breached the agreement by refusing to compensate Mr. Wagner for his services, and as a result, Mr. Wagner is seeking lost compensation and benefits in the amount of $137,965.72, severance pay in the amount of $45,000, attorneys’ fees, interest, and any other relief as the court deems just and proper. We dispute these claims and have hired counsel to represent us in the matter.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 12, 2013, May 15, 2013 and May 30, 2013, we borrowed $112,500, $200,035 and $150,035, respectively, via short-term interest free loans from an affiliate. The loans were intended and did convert into the securities sold by us in the Units Offering.

On June 11, 2013, we completed a first closing of a private offering (the “Units Offering”) in which we sold $1,726,335 of units of our securities at a price of $10,000 per unit. Each unit consists of (i) $10,000 principal amount of one year, 12% secured convertible promissory notes and (ii) 267 5-year warrants, each to purchase one share of common stock at a price of $3.00 per share at any time after the maturity date of the notes. For a more detailed discussion of the terms of the units, see Part II, Item 5. Other Information below. On June 27, 2013 and July 11, 2013 we completed a second and a third closing of the Units Offering in which we sold additional $420,625 and $190,925 in units, respectively.

The foregoing securities were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), for transactions of an issuer not involving a public offering and/or Rule 506 of Regulation D or Regulation S under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are in default under a December 8, 2008, 5% Senior Promissory Note (the “Note”) issued to a principal shareholder. Interest and principal became due on the Note on June 10, 2009. As at June 30, 2013, we owed $50,000 in principal and $11,390 in accrued interest on the Note. We intend to pay off the Note, including all accrued interest due thereon, as and when funding or revenues permit.

We are in default on $508,945 face value of 12% Amended Notes. Accrued interest was $23,369 and $44,442 related to the $176,972 of Amended 12% Notes held by a related party (a director) and the $331,973 of other Amended 12% Notes outstanding at June 30, 2013, respectively. Pursuant to the terms of the Amended 12% Notes, noteholders are entitled to all legal remedies in order to pursue collection and we are obligated to bear all reasonable costs of collection. To date, no Amended 12% Note holders have pursued collection.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On June 11, 2013, we completed a first closing of a private offering (the “Units Offering”) in which we sold $1,726,335 of units of our securities at a price of $10,000 per unit to Navesink RACK, LLC and Black Diamond Financial Group LLC and their affiliates (collectively, the “Purchasers” and our principal shareholders). This was the initial closing under the Units Offering in which we are offering up to $5,000,000 in units to the Purchasers. On June 27, 2013 and July 11, 2013 we completed a second and a third closing of the Units Offering in which we sold additional $420,625 and $190,925 in units, respectively. Each unit consists of (i) $10,000 principal amount of secured convertible promissory notes (the “Notes”) and (ii) 267 5-year warrants (the “Warrants”), each to purchase one share of common stock at a price of $3.00 per share at any time after the maturity date of the Notes. The Notes mature one year from the date of issuance. Pursuant to an amended agreement, the Purchasers may, individually, on a one-time basis, as the result of making a collective investment in excess of $1,500,000 in the aggregate, at any time during the term of the Notes, convert the Notes, including all accrued interest due thereon, into 1,275,629 shares (collectively 2,551,258 shares) of our common stock (the “Conversion Shares”) which represents 42.5% each (collectively 85%) of the Company’s issued and outstanding common shares as of August 2, 2013, the date of the Reverse Split. By agreement, the Purchasers will each receive 50% of the Conversion Shares without regard to their respective subscription amounts. The Purchasers may determine to convert the Notes prior to the completion of the Units Offering. In such event, subscriptions for additional units otherwise issuable to the Purchasers in connection with subsequent subscriptions will be treated as contributions to capital. In conjunction with such a conversion and the issuance of the Conversion Shares in the Units Offering, the Warrants shall be cancelled. As collateral security for our obligations under the Notes and related documents executed in connection with the Units Offering, we and Visual Network Design, Inc., our wholly owned Delaware corporation (“VNDI”), granted the Purchasers a security interest in all of our and VNDI’s assets pursuant to the terms of the Security Agreement, dated as of June 11, 2013 (the “Security Agreement”). To further secure our obligations, VNDI executed a Guarantee, dated as of June 11, 2013 (the “Guaranty”), pursuant to which VNDI agreed to guaranty our obligations owed to the Purchasers. The Notes are junior in priority to the Company’s indebtedness to its factor, trade debt and a $50,000 8% Note. The June 11, 2013 closing included the conversion of $1,146,570 of our debt incurred by us or assumed by the Purchasers on our behalf during April and May 2013 and the payment of approximately $112,132 in placement agent fees and commissions. The Units Offering is necessary to enable us to facilitate the continuation of operations and is part of our restructuring plan which includes the Reverse Split intended to increase the market price of our common stock and thereby increase the marketability and liquidity of our common stock. Black Diamond Financial Group LLC and Navesink RACK, LLC are principal shareholders of Rackwise, Inc. or affiliates thereof. All of the members of Navesink RACK, LLC purchased our equity and/or debt securities in prior offerings.

In connection with the Units Offering, in July 2013 a holder of our 8% Convertible Promissory Note due August 30, 2013, converted its note in the amount of $106,533 (including outstanding principal and interest) into the Units Offering.

Effective August 2, 2013, pursuant to authority granted by our Board of Directors, we implemented a 1-for-300 reverse split of our issued and outstanding common stock (the “Reverse Split”) and a reduction in the number of shares of common stock authorized to be issued by us from 300,000,000 to 1,000,000. All share and per share information in this Form 10-Q has been retroactively adjusted to reflect the Reverse Split.

On August 14, 2013, we borrowed $250,000 via a short-term interest free loan from an affiliate. The loan is intended to convert into the Units Offering.

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

The following exhibits are included as part of this report:

Exhibit No.	Description
3.1	Certificate of Amendment to the Articles of Incorporation of Rackwise, Inc., filed with the Secretary of State of the State of Nevada on July 29, 2013 (1)

4.1*	Form of 12% Secured Convertible Promissory Note

4.2*	Form of Investor Warrant issued to the investors in the Units Offering

10.1*	Form of Subscription Agreement by and among the Registrant and the investors in the Units Offering

10.2*	Form of Security Agreement by and among the Registrant and the investors in the Units Offering

10.3*	Guaranty, dated as of June 11, 2013, issued by Visual Network Design, Inc. in favor of the investors in the Units Offering

10.4*	Form of Collateral Agent Agreement by and among the Collateral Agent, Registrant and the investors in the Units Offering

10.5*	Placement Agency Agreement, dated as of April 10, 2013, as amended, by and among the Registrant, Gottbetter Capital Markets, LLC and Navesink RACK, LLC, as amended on June 5, 2013

10.6*	Subscription Escrow Agreement dated March 28, 2013, by and among the Registrant, Gottbetter Capital Markets, LLC, Navesink RACK, LLC and CSC Trust Company of Delaware

31.1*	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Schema Document

101.CAL†	XBRL Calculation Linkbase Document

101.DEF†	XBRL Definition Linkbase Document

101.LAB†	XBRL Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

* Filed herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

† Pursuant to Rule 406T of Regulation S-T, this XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

(1) Filed with the Securities and Exchange Commission on August 1, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated July 29, 2013, which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RACKWISE, INC.

Date: August 19, 2013	By:	/s/ Guy A. Archbold
Guy A. Archbold, Chief Executive Officer

Date: August 19, 2013	By:	/s/ Jeff Winzeler
Jeff Winzeler, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Amendment to the Articles of Incorporation of Rackwise, Inc., filed with the Secretary of State of the State of Nevada on July 29, 2013 (1)

4.1*	Form of 12% Secured Convertible Promissory Note

4.2*	Form of Investor Warrant issued to the investors in the Units Offering

10.1*	Form of Subscription Agreement by and among the Registrant and the investors in the Units Offering

10.2*	Form of Security Agreement by and among the Registrant and the investors in the Units Offering

10.3*	Guaranty, dated as of June 11, 2013, issued by Visual Network Design, Inc. in favor of the investors in the Units Offering

10.4*	Form of Collateral Agent Agreement by and among the Collateral Agent, Registrant and the investors in the Units Offering

10.5*	Placement Agency Agreement, dated as of April 10, 2013, as amended, by and among the Registrant, Gottbetter Capital Markets, LLC and Navesink RACK, LLC, as amended on June 5, 2013

10.6*	Subscription Escrow Agreement dated March 28, 2013, by and among the Registrant, Gottbetter Capital Markets, LLC, Navesink RACK, LLC and CSC Trust Company of Delaware

31.1*	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Schema Document

101.CAL†	XBRL Calculation Linkbase Document

101.DEF†	XBRL Definition Linkbase Document

101.LAB†	XBRL Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

* Filed herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

† Pursuant to Rule 406T of Regulation S-T, this XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

(1) Filed with the Securities and Exchange Commission on August 1, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated July 29, 2013, which exhibit is incorporated herein by reference.

