Form 10-Q
period 2013-09-30
Rackwise, Inc.
filed 2013-11-19
CIK 1476638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(Former name, former address and former fiscal year if changed since last report)

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
Yes  ☐  No  ☒

As of November 15, 2013 there were 450,781 shares of the issuer’s common stock outstanding.

RACKWISE, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

Rackwise, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current Assets:
Cash	$37,832	$16,799
Accounts receivable, net of allowance for factoring fees of $3,581 and $117,391, respectively	60,048	430,500
Deferred financing costs, net	310,616	68,344
Prepaid expenses and other current assets	12,608	54,245
Total Current Assets	421,104	569,888
Property and equipment, net	211,156	303,825
Intangible assets, net	69,166	127,063
Deposits and other assets	55,847	55,847
Total Assets	$757,273	$1,056,623
Liabilities and Stockholders' Deficiency
Current Liabilities:
Accounts payable	$2,268,417	$2,211,568
Accounts payable - related parties	140,000	54,497
Due to factor	892,746	939,953
Accrued expenses	2,457,413	2,171,905
Accrued issuable equity	1,990	57,750
Accrued interest	99,714	58,520
Accrued interest - related parties	83,951	22,988
Notes payable	608,945	1,281,973
Notes payable - related parties, net	1,967,418	226,972
Short term advances	310,000	-
Current portion of deferred rent	43,405	99,609
Deferred revenues	660,840	668,086
Total Current Liabilities	9,534,839	7,793,821
Deferred rent, non-current portion	115,865	83,305
Total Liabilities	9,650,704	7,877,126
Commitments and Contingencies
Stockholders' Deficiency:
Preferred stock, $0.0001 par value; authorized - 10,000,000 shares; issued and outstanding - none	-	-
Common stock, $0.0001 par value; authorized - 1,000,000 shares; issued and outstanding - 450,781 and 357,780 shares, respectively	45	36
Additional paid-in capital	39,222,514	36,659,566
Accumulated deficit	(48,115,990)	(43,480,105)
Total Stockholders' Deficiency	(8,893,431)	(6,820,503)
Total Liabilities and Stockholders' Deficiency	$757,273	$1,056,623

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary
Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Revenues	$527,210	$545,859	$1,491,582	$2,422,497
Direct cost of revenues	184,771	256,463	464,831	374,760
Gross Profit	342,439	289,396	1,026,751	2,047,737
Operating Expenses
Sales and marketing	274,025	1,214,102	1,150,283	3,626,168
Research and development	329,858	590,547	1,201,112	1,790,091
General and administrative	544,834	919,739	1,672,245	3,425,794
Total Operating Expenses	1,148,717	2,724,388	4,023,640	8,842,053
Loss From Operations	(806,278)	(2,434,992)	(2,996,889)	(6,794,316)
Other (Expense) Income
Interest	(292,489)	(167,787)	(776,813)	(279,057)
Amortization of debt discount	(191,585)	(165,121)	(199,500)	(598,454)
Amortization of deferred financing costs	(101,521)	(20,372)	(131,247)	(20,372)
Loss on extinguishment	-	(113,925)	(531,436)	(113,925)
Other income	-	-	-	3,368
Total Other Expense	(585,595)	(467,205)	(1,638,996)	(1,008,440)
Net Loss	$(1,391,873)	$(2,902,197)	$(4,635,885)	$(7,802,756)
Net Loss Per Common Share - Basic and Diluted	$(3.15)	$(9.02)	$(11.53)	$(24.33)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	442,451	321,915	402,061	320,686

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary
Condensed Consolidated Statement of Changes in Stockholders' Deficiency
For The Nine Months Ended September 30, 2013

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2012	357,780	$36	$36,659,566	$(43,480,105)	$(6,820,503)
Issuance of common stock and warrants - private placement, net	3,334	-	129,999	-	129,999
Issuance of accrued equity	1,417	-	10,583	-	10,583
Stock-based compensation	-	-	297,203	-	297,203
Conversion of notes and accrued interest into common stock and warrants	29,913	3	1,311,169	-	1,311,172
Issuance of common stock in satisfaction of accounts payable	57,778	6	129,994	-	130,000
Beneficial conversion feature related to convertible notes payable	-	-	684,000	-	684,000
Impact of share rounding as a result of reverse stock split	559	-	-	-	-
Net loss	-	-	-	(4,635,885)	(4,635,885)
Balance - September 30, 2013	450,781	$45	$39,222,514	$(48,115,990)	$(8,893,431)

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Nine Months Ended
	September 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(4,635,885)	$(7,802,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	161,310	177,895
Loss on sale of fixed assets	-	5,837
Stock-based compensation [1]	252,026	1,491,542
Cancellation of shares pursuant to settlement agreement	-	(57,000)
Loss on extinguishment	531,436	113,925
Amortization of debt discount	199,500	598,454
Amortization of deferred financing costs	131,247	20,372
Deferred rent	(23,644)	163,734
Changes in operating assets and liabilities:
Accounts receivable, net	370,452	79,301
Prepaid expenses and other current assets	41,637	25,573
Deposits and other assets	-	(33,715)
Accounts payable	186,849	1,189,323
Accounts payable – related parties	85,503	(3,090)
Accrued expenses	285,508	340,299
Accrued interest	81,008	-
Accrued interest – related parties	60,963	9,357
Deferred revenues	(7,246)	60,695

Total Adjustments	2,356,549	4,182,502

Net Cash Used in Operating Activities	(2,279,336)	(3,620,254)

Cash Flows From Investing Activities
Acquisition of property and equipment	(3,905)	(283,493)
Acquisition of intangible assets	(6,839)	(166,268)

Net Cash Used in Investing Activities	(10,744)	(449,761)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net [2]	129,999	1,515,226
Proceeds from convertible notes payable - related parties	1,661,385	175,000
Proceeds from convertible notes payable	-	405,000
Proceeds from short term advances	310,000	-
Proceeds from Bridge Units	-	1,050,000
Proceeds of warrant exercise	-	19,864
Deferred financing costs	(427,064)	(122,231)
Due to factor, net	636,793	461,627
Payment of capital lease obligations	-	(3,815)

Net Cash Provided by Financing Activities	2,311,113	3,500,671

Net Increase (Decrease) In Cash	21,033	(569,344)

Cash - Beginning	16,799	613,443

Cash - Ending	$37,832	$44,099

[1]   Includes accrued issuable equity of $(55,760) and $49,000 for the nine months ended September 30, 2013 and 2012, respectively.
[2]   Gross proceeds of $150,000 and $1,748,747, less issuance costs of $20,001 and $233,521 for the nine months ended September 30, 2013 and 2012, respectively.

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows - Continued

(unaudited)

	For The Nine Months Ended
	September 30,
	2013	2012
Supplemental Disclosures of Cash Flow Information:
Non-cash operating and financing activities:
Issuance of accrued equity	$10,583	$1,560,030
Equity issuable	$(1,990)	$-
Cancellation of shares	$-	$(57,000)
Conversion of notes payable and accrued interest into equity	$779,736	$-
Conversion of accrued interest into notes payable	$-	$3,945
Beneficial conversion feature related to convertible notes payable	$684,000	$-
Shares issued in satisfaction of accounts payable	$130,000	$-
Convertible notes and warrants issued in satisfaction of amounts due to factor	$684,000	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2013. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2012 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 16, 2013.

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

Note 2 – Liquidity, Going Concern and Management’s Plans

During the nine months ended September 30, 2013 and 2012, the Company recorded net losses of approximately $4,636,000 and $7,803,000, respectively. Through cost reduction measures, the Company decreased its net loss during the nine months ended September 30, 2013 despite revenues decreasing to approximately $1,492,000 from approximately $2,422,000 in the same period in 2012. During the nine months ended September 30, 2013 and 2012, the Company used cash in operating activities of approximately $2,279,000 and $3,620,000, respectively. As of September 30, 2013, the Company had limited cash of approximately $38,000, a working capital deficiency of approximately $9,114,000, an accumulated deficit of approximately $48,116,000 and owes the IRS approximately $1,364,000 for payroll tax liabilities, penalties and interest which has yet to be remitted to the taxing authorities. The IRS has placed federal tax liens that aggregate to approximately $771,000 against the Company in connection with the unpaid payroll taxes through the third quarter of 2012. Due to the current tax liens, the Company is in default of its factoring arrangement. As such, the factor could demand full repayment of the outstanding balance at any time.

The Company’s current strategy is to leverage partnerships to sell its software through a robust reseller network in such a way that the Company rapidly grows its market share and revenues while controlling costs, eventually resulting in profits and cash from operations. To that end, the Company has significantly reduced its internal sales headcount to reduce working capital needs. However, this will require the Company to raise additional capital and continue substantial capital investment to fund the Company’s near term operating deficits and incremental legal and accounting costs associated with being a public company.  Additionally, the Company will require additional capital for continued development of its proprietary products until such time that it can generate positive cash flows. During the nine months ended September 30, 2013 and the twelve months ended December 31, 2012, the Company generated approximately $2,311,000 and $4,561,000 in cash from financing activities, respectively, from factoring its receivables and from private offerings of common stock, warrants and debt funding. The Company has relied upon its factoring relationship to fund its short term working capital requirements.

Rackwise, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Liquidity, Going Concern and Management’s Plans – Continued

The Company believes it will be successful in these efforts; however, there can be no assurance the Company will meet its internal revenues forecasts or, if necessary, be successful in raising additional debt or equity financing to fund its operations on terms agreeable to the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. The Company expects that the cash it has available will be sufficient to fund its operations only until December 2013.  If the Company is unable to obtain additional financing on a timely basis and, notwithstanding any request the Company may make, the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may have to delay note and vendor payments and/or initiate cost reductions, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate, and/or seek reorganization under the U.S. bankruptcy code.

Note 3 – Significant Accounting Policies

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. At the time accounts receivable are originated, the Company considers a reserve for doubtful accounts based on the creditworthiness of customers. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. During the three and nine months ended September 30, 2013 and 2012, the Company’s losses from bad debts were not material. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

In addition, the Company factors its receivables with full recourse and, as a result, accounts for the factoring akin to a secured borrowing, maintaining the gross receivable asset and due to factor liability on its books and records. In connection with the factoring of its receivables, the Company estimates an allowance for factoring fees associated with the collections. These fees range from 2% to 80% depending on the actual timing of the collection. The actual recognition of such fees may differ from the estimates depending upon the timing of collections. Due to the current tax liens, the Company is in default of this factoring arrangement. As such, the factor could demand full repayment of the outstanding balance. As of September 30, 2013 and December 31, 2012, the Company accrued factor fees of approximately $247,000 and $49,000, respectively, related to other secured advances which were included within Due to factor on the unaudited condensed consolidated balance sheets included elsewhere herein.

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

Concentration of Credit Risk and Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company's cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount. The Company generally does not require collateral from its customers and generally requires payment in 30 days. The Company evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses as necessary. Historically, such losses have been within management’s expectations.

Rackwise, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Significant Accounting Policies – Continued

Concentration of Credit Risk and Customers – Continued

One customer provided 15% and 10% of revenues during the three and nine months ended September 30, 2013, respectively. Two customers provided 13% and 11%, respectively, of revenues during the three months ended September 30, 2012 while one customer provided 33% of revenues during the nine months ended September 30, 2012.  All of the Company’s long-lived assets are located in the United States of America.

As of September 30, 2013, receivables from two customers comprised 87% and 11% of total receivables, respectively. As of December 31, 2012, receivables from four customers comprised 19%, 17%, 14% and 14% of total receivables, respectively.

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

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2013 presentation. These reclassifications have no impact on the previously reported net loss.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding for three and nine months ended September 30, 2013 (1) includes the weighted average impact of 1,000 shares of common stock issuable as of September 30, 2013 and (2) excludes the weighted average impact of the 10,000 shares of common stock being held in escrow only through the September 21, 2013 release date (the “Escrowed Shares”). Weighted average shares outstanding for the three and nine months ended September 30, 2012 (1) includes the weighted average impact of 3,084 shares of common stock issuable as of September 30, 2012; and (2) excludes the weighted average impact of the Escrowed Shares. In accordance with the accounting literature, (1) the Company has given effect to the issuance of the issuable stock in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration; and (2) the Company has excluded the impact of the Escrowed Shares through the release date because they were contingently returnable.

Diluted net loss per common share adjusts basic net loss per common share for the effects of potentially dilutive financial instruments, only in the periods in which such effects exist and are dilutive. At September 30, 2013, outstanding stock options and warrants to purchase 64,202 and 300,565 shares of common stock, respectively, were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive. At September 30, 2012, outstanding stock options and warrants to purchase 85,195 and 173,220 shares of common stock, respectively, were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive.

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

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU addresses the requirements regarding the financial statement presentation of an unrecognized tax benefit within ASC Topic 740 for the purpose of providing consistency between the financial reporting of U.S. GAAP entities. Generally, this ASU provides guidance for the preparation of financial statements and disclosures when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for periods beginning after December 15, 2013 and is not expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 4 – Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2013	2012
	(unaudited)

Accrued commissions	$576,666	$508,654
Accrued payroll	243,963	270,551
Accrued payroll taxes(1)	1,364,059	1,099,887
Accrued vacation	184,991	219,206
Accrued professional fees	87,734	73,607

Total accrued expenses	$2,457,413	$2,171,905

(1) Includes accrual for interest and penalties.

Accrued expenses include liabilities for unpaid payroll taxes along with an estimate of related interest and penalties. Through September 30, 2013, the Internal Revenue Service (“IRS”) has placed Federal tax liens aggregating approximately $771,000 against the Company in connection with these unpaid payroll taxes.

Rackwise, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 5 – Debt

Summary

The following table summarizes the Company’s indebtedness at September 30, 2013 and December 31, 2012:

	Debt		Accrued Interest
	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012
Notes payable:
5% Note	$50,000	$-	$12,020	$-
12% Notes - Amended	508,945	331,973	83,205	24,688
8% Notes	50,000	950,000	4,489	33,832
Total - Notes payable	$608,945	$1,281,973	$99,714	$58,520

Notes payable - related parties, net;
5% Note	$-	$50,000	$-	$10,151
12% Notes - Amended	-	176,972	-	12,837
12% Offering Notes	2,451,918	-	83,951	-
12% Offering Notes - Debt Discount	(484,500)	-	-	-
Total - Notes payable - related parties, net	$1,967,418	$226,972	$83,951	$22,988

Short term advances	$310,000	$-	$-	$-

Total	$2,886,363	$1,508,945	$183,665	$81,508

5% Note

In December 2008, the Company issued a $50,000 5% note payable (the “5% Note”) which was due in June 2009. The 5% Note was in default at September 30, 2013 and December 31, 2012. The holder was no longer a greater than 10% beneficial owner at September 30, 2013.

12% Notes – Amended Terms

As of September 30, 2013 and December 31, 2012, the 12% convertible promissory notes (the “Amended 12% Notes”) remained outstanding and were in default. Pursuant to the terms of the Amended 12% Notes, noteholders are entitled to all legal remedies in order to pursue collection and the Company is obligated to bear all reasonable costs of collection. To date, no Amended 12% Note holders have pursued collection. Two Amended 12% Notes were held by a related party (a director) at December 31, 2012. The director resigned during the second quarter of 2013.

During the nine months ended September 30, 2013, the Company issued 510 shares of common stock related to the conversion of an Amended 12% Note that occurred during 2012.

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

Rackwise, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Debt – Continued

8% Notes – Continued

On July 1, 2013, a noteholder elected to exchange an 8% Note in the amount of $100,000 plus $6,533 of accrued and unpaid interest into the Units Offering (as defined below). The Company did not record an extinguishment loss as the value of the securities issued pursuant to the Units Offering was equivalent to the carrying value of the 8% Note and accrued interest. See below for details of this offering.

The 8% Note is past due as of September 30, 2013 and is ranked senior to the Offering Notes. During the three and nine months ended September 30, 2013, the Company recorded amortization of deferred financing costs of $839 and $14,799, respectively. During the three and nine months ended September 30, 2012, the Company recorded amortization of deferred financing costs of $20,372 and $20,372, respectively.

During the nine months ended September 30, 2013, the Company issued 914 shares of common stock related to the conversion of an 8% Note that occurred during 2012.

Short-Term Advances

On April 12, May 15, and May 30, 2013, the Company borrowed $112,500, $200,035 and $150,035, respectively, via short-term interest free loans from a principal shareholder (the “Short-Term Loans”). On June 11, 2013, the Short-Term Loans were converted into the Units Offering. See below for details of these advances.

In August and September 2013, the Company borrowed an aggregate of $310,000 via short-term interest free loans from two unaffiliated shareholders (collectively, the “Shareholders”). As of September 30, 2013, the amounts remain outstanding. Subject to the Company’s Board of Directors approving the terms of the Loans, the Company intends to issue to the Shareholders, in consideration of the loans, 8% convertible promissory notes (the “Shareholder Notes”). The Shareholder Notes would mature 36 months from the date of issuance and would be convertible at any time, in whole or in part, at the option of the holders, into units of the Company’s securities at the conversion price of $0.50 per unit. Each unit would consist of (i) one share of the Company’s common stock and (ii) one 3-year warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share. The terms of the Shareholder Notes (including the conversion terms) are subject to approval by the Company’s Board of Directors. In the event that the Company’s Board of Directors does not approve the terms of the Shareholder Notes (including the conversion terms), the Company intends to negotiate with the Shareholders to provide for alternative terms for the Notes, which would then be against subject to approval by the Company’s Board of Directors.

12% Offering Notes

During the nine months ended September 30, 2013, the Company had five closings of a private offering that commenced on June 11, 2013, pursuant to which the Company sold an aggregate of $2,451,918 in units of its securities at a price of $10,000 per unit to Navesink RACK, LLC and Black Diamond Financial Group LLC (“Black Diamond”) and their affiliates (collectively, the “Purchasers”), and the Company’s principal shareholders) (the “Units Offering”). Each unit (an “Offering Unit”) consists of (i) a $10,000 principal amount of 12% secured convertible promissory note (the “Offering Notes”) and (ii) a five-year warrant to purchase 267 shares of common stock at a price of $3.00 per share at any time after the maturity date of the Offering Notes (the “Offering Warrants”), such that the Purchasers were issued Offering Warrants to purchase an aggregate of 65,384 shares of common stock.

The closings of the Units Offering resulted in aggregate net proceeds of $771,751 ($2,451,918 of gross proceeds less $1,253,103 of debt conversions less $427,064 of issuance costs). The issuance costs were capitalized as deferred financing costs and are being amortized over the term of the Offering Notes. During the three and nine months ended September 30, 2013, the Company recorded amortization of deferred financing costs of $100,682 and $116,448, respectively. The closings included the exchange of $1,253,103 of Company debt ($462,570 of Short-Term Loans, an 8% Note with a principal balance of $100,000 and accrued interest of  $6,533 and $684,000 previously owed to the Company’s factor which was assumed by an affiliate) incurred by the Company or assumed by the Purchasers during the nine months ended September 30, 2013.

Rackwise, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Debt – Continued

12% Offering Notes – Continued

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

Pursuant to the terms of the Unit Offering, each Purchaser will either (a) utilize the conversion option (to obtain 1,275,629 shares of the Company’s common stock) or (b) will retain the Offering Warrants; but each Purchaser cannot avail itself of both. The Company determined that the embedded conversion options were equity instruments and should not be bifurcated and accounted for as a derivative. Accordingly, a debt discount of $684,000 was established (with a credit to additional paid-in capital), which represents the beneficial conversion feature attributable to the conversion option associated with the Offering Notes purchased by Black Diamond, but which was limited to the face value of such Offering Notes issued to that investor. The debt discount is being amortized over the term of the Offering Notes. During the three and nine months ended September 30, 2013, the Company recorded amortization of debt discount of $191,585 and $199,500, respectively.

As collateral security for the Company’s obligations under the Offering Notes and related documents executed in connection with the offering, the Company and Visual Network Design, Inc., a Delaware corporation and the Company’s wholly-owned subsidiary (“VNDI”), granted the Purchasers a security interest in all of the Company’s and VNDI’s assets pursuant to the terms of a Security Agreement, dated as of June 11, 2013 (the “Security Agreement”). To further secure the Company’s obligations, VNDI executed a Guaranty, dated as of June 11, 2013 (the “Guaranty”), pursuant to which VNDI agreed to guaranty the Company’s obligations owed to the Purchasers. The Offering Notes are junior in priority to the Company’s indebtedness to its factor, trade debt and the $50,000 8% Note.

Note 6 – Equity

Consulting Agreement

On January 7, 2013, the Company entered into a twelve-month agreement for investor relations services. In consideration of the services to be rendered, the Company agreed to provide $75,000 of common stock upon completion of the initial 45-day test campaign. Effective September 14, 2013, the agreement was terminated.  At the time of the termination, the services anticipated under the agreement had not been performed and no shares were issued.

Rackwise, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Equity – Continued

Private Offerings

Third Private Offering

During the nine months ended September 30, 2013, the Company had two additional closings in connection with a prior private offering that commenced on September 1, 2012 (the “Third Private Offering”), pursuant to which an aggregate of 3,334 investor units (“Third Units”) were sold at a price of $45.00 per Third Unit, resulting in $129,999 of aggregate net proceeds ($150,000 of gross proceeds less $20,001 of issuance costs). Each Third Unit consists of one share of common stock and a redeemable warrant to purchase one share of common stock. In addition, the placement agent was paid cash commissions of $15,000 (a component of issuance costs) and was issued five-year Third Broker Warrants to purchase 334 shares of the Company’s common stock at an exercise price of $45.00 per share. The closings resulted in warrants, which are classified within equity, to purchase 671 shares of common stock having their exercise price reduced to $90.00 per share, including warrants to purchase 338 and 333 shares whose original exercise price was $187.50 per share and $300.00 per share, respectively.

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

Common Stock

On June 25, 2013, the Company issued 57,778 shares of common stock to its general counsel in satisfaction of $130,000 of accounts payable.

On May 13, 2013, the Company issued 1,417 shares of common stock to a service provider and the fair value on the date of issuance of $10,583 was credited to equity. Previously, the value of the shares was included in accrued issuable equity in the condensed consolidated balance sheets.

As of September 30, 2013, the Company had not issued instructions to its transfer agent to issue 1,000 shares of common stock due to a service provider, therefore the value of the shares was included in accrued issuable equity in the condensed consolidated balance sheets.

Rackwise, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Equity – Continued

Stock Warrants

A summary of the stock warrant activity during the nine months ended September 30, 2013 is presented below:

				Weighted
		Weighted		Average
		Average		Remaining
	Number of	Exercise		Life	Intrinsic
	Warrants	Price		In Years	Value
Balance, December 31, 2012	201,908	$169.80
Issued	98,657	31.92	[1]
Exercised	-	-
Cancelled	-	-
Balance, September 30, 2013	300,565	$123.22	[2]	3.77	$-

Exercisable, September 30, 2013	300,565	$123.22	[2]	3.77	$-

[1] - Warrants to purchase 50 shares of common stock had a variable exercise price at issuance. These warrants are excluded from the weighted average exercise price.

[2] - Warrants to purchase 551 shares of common stock had a variable exercise price as of September 30, 2013. These warrants are excluded from the weighted average exercise price.

The following table presents information related to stock warrants at September 30, 2013:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$3.00	65,384	4.71	65,384
45.00	2,651	4.09	2,651
67.50	4,066	2.29	4,066
75.00	3,376	3.04	3,376
90.00	68,489	4.06	68,489
112.50	1,935	3.25	1,935
187.50	128,457	2.99	128,457
198.00	20,001	5.15	20,001
300.00	5,655	3.92	5,655
Variable	551	1.90	551
	300,565	3.77	300,565

The warrants to purchase an aggregate of 551 shares of common stock with a variable exercise price (equal to the volume weighted average price of the common stock for the 20 trading days immediately preceding the exercise date) were exercisable at approximately $3.39 per share as of September 30, 2013.

Rackwise, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Equity – Continued

Stock Options

The warrants with an exercise price of $3.00 per share were issued in connection with the Units Offering and, as a result, were not impacted by the weighted average anti-dilution protection. The remaining warrants are subject to weighted average anti-dilution protection upon the issuance of common stock, or securities convertible into common stock, at prices below specified trigger prices. The Third Private Offering and the Units Offering appear to result in dilutive issuances pursuant to the original terms of the warrants. The Company has performed a preliminary analysis of the impact of the weighted average anti-dilution adjustment provisions as of September 30, 2013 and estimates that the weighted average exercise prices may have declined by approximately 78%, whereas the quantity of shares attributable to each warrant may have increased by a multiple of approximately 3.76 on a weighted average basis.

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Risk free interest rate	n/a	0.66%	n/a	0.93%
Expected term (years)	n/a	5.11	n/a	5.51
Expected volatility	n/a	75.00%	n/a	75.00%
Expected dividends	n/a	0.00%	n/a	0.00%

The risk-free interest rate was based on rates of treasury securities with the same expected term as the options. Since the Company’s stock has not been publicly traded for a long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The Company uses the "simplified method" to calculate the expected term of employee and director stock-based options. The expected term used for consultants is the contractual life. The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

There were no stock options granted during the three and nine months ended September 30, 2013. The weighted average estimated fair value of the stock options granted during the three and nine months ended September 30, 2012 was $18.00 and $60.00 per share, respectively. The Company used forfeiture assumptions of 10% to 20% per annum.

During the three months ended September 30, 2013 and 2012, the stock-based compensation expense recorded by the Company associated with options was $136,086 and $514,897, respectively. During the nine months ended September 30, 2013 and 2012, the stock-based compensation expense recorded by the Company associated with options was $297,203 and $1,209,542, respectively. These amounts have been included in operating expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2013, there was approximately $326,615 of unrecognized stock-based compensation expense that will be amortized over a weighted average period of 1.3 years.

A summary of the option activity during the nine months ended September 30, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2012	82,272	$103.34
Granted	-	-
Exercised	-	-
Forfeited	(18,070)	103.71
Outstanding, September 30, 2013	64,202	$103.23	8.3	$-

Exercisable, September 30, 2013	52,232	$103.50	8.3	$-

Rackwise, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Equity – Continued

Stock Options – Continued

The following table presents information related to stock options at September 30, 2013:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$54.00	167	9.0	56
60.00	167	8.9	56
66.00	250	-	-
103.50	54,958	8.3	46,049
104.40	8,660	8.8	6,071
	64,202	8.3	52,232

Note 7 – Related Party Transactions

Effective January 1, 2013, the Company’s agreement with a stockholder to provide financial advisory services to the Company automatically renewed for an additional twelve month term, which provides that the Company pay fees of $10,000 per month for twelve months. The agreement shall be extended for successive one-year periods unless either party provides written notice 30 days prior to the end of the term of its election to terminate the agreement. During the three and nine months ended September 30, 2013, the Company recorded expense of $30,000 and $90,000 related to the agreement. During the three and nine months ended September 30, 2012, the Company recorded expense of $30,000 and $130,000 (which included a one-time fee of $40,000), respectively, related to the agreement.

Note 8 - Commitments and Contingencies

Litigation

On October 26, 2012, the Company was named as defendant in a complaint filed in the County of Westchester, Supreme Court of the State of New York by Porter, Levay & Rose, Inc., index number 68540/2012. The complaint alleges the Plaintiff rendered work, labor and services to the Company on, about, or between October 18, 2012, and is seeking $103,198, together with interest running from October 18, 2012. On April 30, 2013, Porter, Levay & Rose, Inc. was awarded a summary judgment. On May 6, 2013, a judgment was entered in favor of Porter, Levay & Rose, Inc. in the Supreme Court of the State of New York, County of Westchester for an amount which was accrued for at September 30, 2013.

On January 22, 2013, the Company was named as defendant in a complaint filed in the Superior Court of California, County of Sacramento, case number 34-2013-00138819 by Babich & Associates, Inc., a Texas Corporation. The complaint alleges that the Company was invoiced for services relating to professional staffing services for 2 potential employees that the Company subsequently hired, and is seeking $48,000 plus earned interest at the rate of 10% per annum from May 3, 2012. On April 25, 2013, the parties signed a settlement for an amount which was accrued for at September 30, 2013. Payment is pending.

On January 25, 2013, the Company and its CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento, case number 34-2013-00138978 by Daniel Lucas, a former employee. The complaint alleges that the Company entered into an employment agreement with Mr. Lucas for the purposes of providing services as the Company’s Regional Sales Manager, that the Company and its CEO breached the agreement by refusing to compensate Mr. Lucas for his services, and as a result, Mr. Lucas is seeking lost compensation and benefits in the amount of $77,429, compensatory damages, attorneys’ fees, interest, and any other relief as the court deems just and proper. The Company disputes certain amounts in these claims, has hired counsel to represent it in the matter and has entered into negotiations with the plaintiffs to settle these claims.

Rackwise, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 - Commitments and Contingencies – Continued

Litigation– Continued

On January 25, 2013, the Company and its CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento case number 34-2013-00138979 by Timothy Barone, a former employee who was terminated for cause. The complaint alleges that the Company entered into an employment agreement with the Plaintiff for the purposes of providing services as the Company’s Senior Vice President, Global Accounts and Partners, that the Company and its CEO breached the agreement by refusing to compensate Mr. Barone for his services, and as a result, Mr. Barone is seeking lost compensation and benefits in the amount of $194,596, additional tax liability of $150,000, compensatory damages, exemplary and/or punitive damages in an amount to be determined, attorneys’ fees, interest, and any other relief as the court deems just and proper. The Company disputes certain amounts in these claims, has hired counsel to represent it in the matter and has entered into negotiations with the plaintiffs to settle these claims.

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

On February 25, 2013, the Company, its CEO and its CFO were named defendants in a complaint filed in the Superior Court, Commonwealth of Massachusetts, civil case number 13-0641 by David E. Fahey, a former employee of the company. The complaint alleges that Mr. Fahey was not paid commissions that were due and owing and the Company failed to reimburse the Plaintiff for his business expenses, resulting in a breach of contract, and is seeking $33,695 in commissions, $4,300 in out of pocket expenses, and treble damages, attorney’s fees, costs, and interest. The Company has signed a settlement agreement which was accrued for at September 30, 2013 and payment is pending.

On March 11, 2013, the Company was named as a defendant in a complaint filed in the Superior Court, Wake County, State of North Carolina, case number 13CV003506 by TSG and Associates, LLC d/b/a The Select Group Raleigh, LLC. The complaint alleges that the Company was invoiced for services relating to professional staffing services as described by a Direct Hire Agreement dated June 13, 2011, and is seeking $41,000, plus attorney’s fees of $6,150. On October 16, 2013, the claim was settled in full for an amount which was accrued for at September 30, 2013.

On June 19, 2013, the Company and its CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento case number 34-2013-00146750 by David Wagner, a former employee of the Company who resigned from the Company. The complaint alleges that the Company entered into an employment agreement with the Plaintiff for the purposes of providing services as the Company’s Executive Vice President, Sales, that the Company and its CEO breached the agreement by refusing to compensate Mr. Wagner for his services, and as a result, Mr. Wagner is seeking lost compensation and benefits in the amount of $137,965.72, severance pay in the amount of $45,000, attorneys’ fees, interest, and any other relief as the court deems just and proper. The Company disputes certain amounts in these claims, has hired counsel to represent it in the matter and has entered into negotiations with the plaintiffs to settle these claims.

The Company records legal costs associated with loss contingencies as incurred and has accrued for all probable and estimable settlements.

Note 9 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment or disclosure in the condensed consolidated financial statements.

Factor Advances

Subsequent to September 30, 2013, the Company received aggregate advances from the factor of approximately $450,000. During the same period, aggregate collections of prior advances were approximately $101,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), including our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Rackwise, Inc., a Nevada corporation, together with its wholly-owned subsidiary Visual Network Design, Inc., a Delaware corporation (“VNDI”). This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

As reflected in our financial statements for the three and nine months ended September 30, 2013, we have generated significant losses raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2012 and 2011 stating that we have not achieved a sufficient level of revenues to support our business and have suffered recurring losses from operations. Our ability to execute our business plan is dependent upon our generating cash flow sufficient to fund operations and obtain additional capital. Our business strategy may not be successful in addressing these issues. If we cannot execute our business plan, our stockholders may lose their entire investment in us.

We expect that with the infusion of additional capital and with additional management we will be able to increase software and professional services sales, and expand the breadth of our product offerings. We intend to do the following:

•	Continue to add interfaces to our existing product offerings, which would make us a differentiator in the market.

•
Establish industry partners and strategic services partners to increase sales of our product to customers, and to perform some of the services necessary to support the installation and maintenance of our product.

•
Initiate specific new marketing efforts to coordinate and lead our initiatives for greater market recognition with special emphasis on contacting and educating industry analysts to spread the word of our capabilities.

•	Expand our product offerings to include monitoring and managing the balance of our customer’s IT infrastructure.

Recent Developments and Trends

Financings

In June through September 2013 we completed a private offering (the “Units Offering”) in which we sold an aggregate of $2,451,918 of units of our securities at a price of $10,000 per unit. The closings resulted in aggregate net proceeds of $771,751 ($2,451,918 of gross proceeds less $1,253,103 of debt conversions (relating to debt we previously borrowed) less $427,064 of issuance costs).   Each unit (an “Offering Unit”) consisted of (i) a $10,000 principal amount of one year 12% secured convertible promissory note (the “Offering Notes”) and (ii) a five-year warrant to purchase 267 shares of common stock at a price of $3.00 per share at any time after the maturity date of the Offering Notes (the “Offering Warrants”). For a more detailed discussion of the terms of the units, see Part II, Item 5. Other Information below.

In August and September 2013, we borrowed an aggregate of $310,000 via short-term interest free loans from two unaffiliated shareholders. As of September 30, 2013, the amounts remain outstanding. For a detailed discussion of these notes, see Part II, Item 5. Other Information below.

Results of Operations

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

Interest, net

Interest, net consists primarily of interest expense associated with our notes payable and fees due to our factor.

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

Loss on extinguishment

Loss on extinguishment represents the excess value of equity securities issued to converting noteholders above the carrying value of the notes, including accrued interest, unamortized debt discount, and unamortized deferred financing costs.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Overview

We reported net losses of $1,391,873 and $2,902,197 for the three months ended September 30, 2013 and 2012, respectively. The decrease in net loss of $1,510,324 or 52% is due to a $1,575,671 decrease in operating expenses primarily due to a reduction in headcount and an increase of $53,043 in gross profit on lower direct costs of revenue, partially offset by increased other expenses of $118,390 due to increases in accrued interest on outstanding notes and amortization of deferred financing costs.

Revenues

Our revenues for the three months ended September 30, 2013 were $527,210 as compared to revenues of $545,859 for the three months ended September 30, 2012. Revenues decreased by $18,649 or 3%. Licensing revenues were $79,650 as compared to $151,468 in the comparative period, a decrease of $71,818, or 47%.  During the three months ended September 30, 2012, we received a large order for approximately $578,000, for which we did not have a like order in the three months ended September 30, 2013.  Maintenance revenues were $348,924 as compared to $275,635 in the comparative period, an increase of $73,289, or 27% due to the recognition of revenue on increased maintenance renewals sold during the year.  Subscription revenues were $29,621 as compared to $56,846, a decrease of $27,225, or 48%, due to a general decrease in subscription customers.  Professional service revenues were $69,015 as compared to $61,910 in the comparative period, an increase of $7,105, or 11%, as a result of the delivery of services on increased professional service contracts.

Direct cost of revenues

The direct cost of revenues during the three months ended September 30, 2013 and 2012 was $184,771 and $256,463, respectively, representing a decrease of $71,692 or 28%. The direct cost of revenues as a percentage of revenues was approximately 35% and 47% for the three months ended September 30, 2013 and September 30, 2012, respectively. The decrease in direct cost of revenues was related decreased sales of handheld hardware. These hardware units are sold to the customer will little to no markup. It is impractical for the Company to break out direct cost of revenues by the types of revenues cited in the revenue discussion above.

Sales and marketing expenses

Sales and marketing expenses decreased by $940,077, or 77%, in the three months ended September 30, 2013 to $274,025 from $1,214,102 in the three months ended September 30, 2012. The substantial decrease in sales and marketing expenses was primarily related to lower commission expense on reduced revenues, and lower wages and stock-based compensation expense associated with headcount reductions (22 full-time employees at December 31, 2011, 34 full-time employees at September 30, 2012, 27 full-time employees at December 31, 2012 and 14 full-time employees at September 30, 2013).

Research and development expenses

Research and development expenses decreased by $260,689, or 44%, in the three months ended September 30, 2013 to $329,858 from $590,547 in the three months ended September 30, 2012. The decrease was primarily due to a reduction in recruiting fees, wages and benefits expense, amortization of intangibles, professional fees, and outside services expense associated with spending reductions in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

General and administrative expenses

General and administrative expenses were $544,834 for the three months ended September 30, 2013 as compared to $919,739 for the three months ended September 30, 2012, a decrease of $374,905, or 41%. The decrease resulted from a reduction in non-cash stock-based compensation expense and reduced professional and outside service expense, partially offset by an increase in legal and financial service fees in the three months September 30, 2013 as compared to the three months ended September 30, 2012.

Interest, net

Interest expense was $292,489 for the three months ended September 30, 2013 as compared to $167,787 for the three months ended September 30, 2012, representing an increase of $124,702, or 74%. The increase was attributable to an increase in factor fees and interest accrued on outstanding notes payable as compared to the three months ended September 30, 2012.

Amortization of debt discount

During the three months ended September 30, 2013, we recorded amortization of debt discount of $191,585 as compared to $165,121 during the three months ended September 30, 2012, due to the timing of the recognition of the debt discount expense.

Amortization of deferred financing costs

During the three months ended September 30, 2013, we recorded amortization of deferred financing costs of $101,521 as compared to $20,372 during the three months ended September 30, 2012, an increase of $81,149, or 398%, which represents amortization of additional deferred financing costs incurred in connection with the Units Offering during the three months ended September 30, 2013 and other prior debt financings.

Loss on extinguishment

During the three months ended September 30, 2012 we recorded a loss on extinguishment of $113,925 as compared to no similar loss in the comparable period in 2013. The loss was related to the extension of maturity of the 12% convertible notes sold in May and June 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Overview

We reported net losses of $4,635,885 and $7,802,756 for the nine months ended September 30, 2013 and 2012, respectively. The decrease in net loss of $3,166,871, or 41%, was due to a $4,818,413 decrease in operating expenses primarily as a result of decreased stock-based compensation expenses and lower wages related to a reduction in headcount, partially offset by an increase of $630,556 in other expenses and a $1,020,986 decrease in gross profit on lower revenues.

Revenues

Our revenues for the nine months ended September 30, 2013 were $1,491,582 as compared to revenues of $2,422,497 for the nine months ended September 30, 2012. Revenues decreased by $930,915, or 38%. Licensing revenues were $270,450 as compared to $1,284,416 in the comparative period, a decrease of $1,013,966, or 79%.  In addition to lower sales volume of new licenses year over year, during the nine months ended September 30, 2012, we received a large order for $578,000 for which we did not have a like order in the nine months ended September 30, 2013. Maintenance revenues were $957,153 as compared to $831,750 in the comparative period, an increase of $125,403, or 15%, primarily due to the recognition of revenue on increased maintenance renewals sold during the year.   Subscription revenues were $100,143 as compared to $193,216, a decrease of $93,073, or 48%, due to a general decrease in subscription customers.  Professional service revenues were $163,836 as compared to $113,115 in the comparative period, an increase of $50,721, or 45%, as a result of the delivery of services on increased professional service contracts.

Direct cost of revenues

The direct cost of revenues during the nine months ended September 30, 2013 and 2012 was $464,831 and $374,760, respectively, representing an increase of $90,071, or 24%. The direct cost of revenues as a percentage of revenues was approximately 31% and 15% for the nine months ended September 30, 2013 and 2012, respectively. The increase in direct cost of revenues was primarily related to royalty expenses associated with the licensing of Intel DCM software which commenced in June of 2012. It is impractical for the Company to break out direct cost of revenues by the types of revenues cited in the revenue discussion above.

Sales and marketing expenses

Sales and marketing expenses decreased by $2,475,885, or 68%, in the nine months ended September 30, 2013 to $1,150,283 from $3,626,168 in the nine months ended September 30, 2012. The decrease in sales and marketing expenses was due to lower commission expense on reduced revenues, and lower wages and stock-based compensation expense associated with headcount reductions (22 full-time employees at December 31, 2011, 34 full-time employees at September 30, 2012, 27 full-time employees at December 31, 2012 and 14 full-time employees at September 30, 2013).

Research and development expenses

Research and development expenses decreased by $588,979, or 33%, in the nine months ended September 30, 2013 to $1,201,112 from $1,790,091 in the nine months ended September 30, 2012. The decrease was primarily due to a reduction in non-cash stock-based compensation expense in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. While we have previously curtailed research and development expenditures due to cash constraints, we expect to ramp up research and development expenditures in the future as working capital becomes available.

General and administrative expenses

General and administrative expenses were $1,672,245 for the nine months ended September 30, 2013 as compared to $3,425,794 for the nine months ended September 30, 2012, a decrease of $1,753,549, or 51%. The decrease resulted from a first quarter 2012 charge to accrue for the shortfall in Las Vegas office sublease income as compared to lease expense over the remainder of the term of the lease, a reduction in non-cash stock-based compensation expense and a decrease in legal expenses and contracted financial services expense, and other general cost reduction measures enacted by management.

Interest, net

Interest expense was $776,813 for the nine months ended September 30, 2013 as compared to $279,057 for the nine months ended September 30, 2012, representing an increase of $497,756, or 178%. The increase was attributable to an increase in factor fees and interest accrued on outstanding notes payable as compared to the nine months ended September 30, 2012.

Amortization of debt discount

During the nine months ended September 30, 2013, we recorded amortization of debt discount of $199,500 as compared to $598,454 during the nine months ended September 30, 2012, due to the timing of the recognition of the debt discount expense.

Amortization of deferred financing costs

During the nine months ended September 30, 2013, we recorded amortization of deferred financing costs of $131,247 as compared to $20,372 during the nine months ended September 30, 2012, an increase of $110,875, or 544%, which represents amortization of additional deferred financing costs incurred in connection with the Units Offering during the nine months ended September 30, 2013 and other prior debt financings.

Loss on extinguishment

During the nine months ended September 30, 2013, we recorded a loss on extinguishment of $531,436 which represents the excess value of equity securities issued to converting noteholders above the carrying value of the debt. During the nine months ended September 30, 2012 we recorded a loss on extinguishment of $113,925 related to the extension of maturity of the 12% convertible notes sold in May and June 2012.

Other income

During the nine months ended September 30, 2012, we recorded other income of $3,368 which related to the disposition of fixed assets, with no corresponding other income in the nine months ended September 30, 2013.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	September 30,	December 31,
	2013	2012
	(unaudited)
Cash	$37,832	$16,799
Working Capital Deficiency	$(9,113,735)	$(7,223,933)
Notes Payable (Gross – Current)	$3,060,863	$1,508,945

Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our primary sources of liquidity have been debt and proceeds from the sale of our equity securities in several private placements. Our current business plan requires us to raise additional capital in order to fund near term operating deficits, incremental legal and accounting associated with being a public company, additional product development, and payment of IRS payroll tax liabilities.

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

In June through September 2013 we completed the Units Offering in which we sold an aggregate of $2,451,918 of units of our securities at a price of $10,000 per unit. The closings resulted in aggregate net proceeds of $771,751 ($2,451,918 of gross proceeds less $1,253,103 of debt conversions (relating to debt we previously borrowed) less $427,064 of issuance costs). Each unit consists of (i) a $10,000 principal amount of one year, 12% secured convertible promissory note and (ii) 267 5-year warrants, each to purchase one share of common stock at a price of $3.00 per share at any time after the maturity date of the notes. For a more detailed discussion of the terms of the units, see Part II, Item 5. Other Information below.

In August and September 2013, we borrowed an aggregate of $310,000 via short-term interest free loans from two unaffiliated shareholders. As of September 30, 2013, the amounts remain outstanding. For a detailed discussion of these notes, see Part II, Item 5. Other Information below.

The proceeds from these financing activities were used to support the general working capital needs of the business. We do not currently anticipate any material capital expenditures.

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

Nine Months Ended September 30, 2013 and 2012

As expected, our net losses and usage of cash expanded, as we continue to incur incremental legal and accounting costs associated with being a public company and while we await the expected benefits of our product development expenditures.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2013 and 2012, amounted to $2,279,336 and $3,620,254, respectively. During the nine months ended September 30, 2013, the net cash used in operating activities was primarily attributable to the $4,635,885 net loss, partially offset by $1,251,875 of non-cash adjustments and $1,104,674 was generated from changes in operating assets and liabilities. During the nine months ended September 30, 2012, the net cash used in operating activities was primarily attributable to the $7,802,756 net loss, partially offset by $2,514,759 of non-cash adjustments, and $1,667,743 was generated from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 and 2012 amounted to $10,744 and $449,761, respectively. Acquisition of intangible assets (shapes acquired from a graphic designer for our database library that are schematics of specific computer equipment) for the nine months ended September 30, 2013 and 2012 amounted to $6,839 and $166,268, respectively.  Acquisition of tangible assets (property and equipment) for the nine months ended September 30, 2013 and 2012 amounted to $3,905 and $283,493 (primarily related to expenditures for technology for new hires and furniture for the Folsom, California office in 2012), respectively. Cash constraints caused the Company to limit its acquisition of tangible and intangible assets during the nine months ended September 30, 2013.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013 and 2012 amounted to $2,311,113 and $3,500,671, respectively. For the nine months ended September 30, 2013, the net cash provided by financing activities resulted primarily from the $1,234,321 net proceeds from debt financings (gross proceeds of $1,661,385 less $427,064 of issuance costs), $636,793 of net advances from our factor, $310,000 in proceeds from short term advances and $129,999 net proceeds from equity financings (gross proceeds of $150,000 less $20,001 of issuance costs). For the nine months ended September 30, 2012, the net cash provided by financing activities resulted primarily from $1,515,226 net proceeds from equity financings (gross proceeds of $1,748,747 less $233,521 of issuance costs), $1,507,769 net proceeds from debt financings (gross proceeds of $1,630,000 less $122,231 of issuance costs) and $461,627 of net advances from our factor.

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

The capital that we have raised has permitted us to continue our investment in product development and provided working capital for us to win a modest amount of new business. However, the amount of new business generated has not yet supported our cost structure and we need to increase our investment in product development on a go-forward basis. During the nine months ended September 30, 2013 and 2012, we recorded net losses of $4,635,885 and $7,802,756, respectively. Through cost reduction measures, we decreased our net loss despite revenues decreasing to $1,491,582 from $2,422,497. In addition, we have unpaid overdue payroll taxes relating to the third and fourth quarters of 2010, the first quarter of 2011, the third and fourth quarters of 2012 and the first and second quarters of 2013 in the aggregate amount of approximately $1,364,000. The IRS has placed federal tax liens that aggregate to approximately $771,000 against us in connection with the unpaid payroll taxes relating to the third quarter of 2010, fourth quarter of 2010, the first quarter of 2011 and the third quarter of 2012. If we are unable to negotiate a payment plan or a reduction in the amount of any tax obligation, the IRS or state authorities, as applicable, could enforce their liens by levying against our bank accounts, accounts receivables and other assets. Due to the current tax liens, we are currently in default of our factoring arrangement. As such, the factor could demand full repayment of the outstanding balance at any time. A levy against or foreclosure on our assets could have a material adverse effect on our financial prospects.

With the proceeds from our financing activities, and with consideration of forecasted sales, we believe that we have enough cash on hand to sustain our operations until December 2013. If we are unable to obtain additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to delay note and vendor payments and/or initiate cost and/or headcount reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code.

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

As part of our Form 10-K for the year ended December 31, 2012, we concluded that, “During the audit of our consolidated financial statements as of and for the years ended December 31, 2012, our independent registered public accounting firm suggested adjusting journal entries that were made by us in connection with the preparation of our audited consolidated financial statements. The SEC has stated that the delivery of adjusting journal entries by an independent registered public accounting firm creates a presumption that a material weakness in internal controls exists.” During subsequent months, we have evaluated the root cause(s) for the adjusting journal entries and documented key process flows from our risk assessment.  In addition, we have implemented improvements in controls designed to mitigate these issues including increased reconciliations, improved electronic and physical record retention, and changes of personnel and processes.  Management expects to complete its assessment of internal control over financial reporting during the fourth quarter of 2013.

Beginning in the first quarter of 2013, the Company employed a financing reporting consultant to assist with its SEC quarterly and annual reports. Our management concluded that, the material weaknesses that existed in the Company’s disclosure controls and procedures, a subset of the Company’s overall system of controls were remediated as of September 30, 2013. Management expects to complete its assessment of internal control over financial reporting during the fourth quarter of 2013.

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

On January 25, 2013, we and our CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento, case number 34-2013-00138978 by Daniel Lucas, our former employee. The complaint alleges that we entered into an employment agreement with Mr. Lucas for the purposes of providing services as our Regional Sales Manager, that we and our CEO breached the agreement by refusing to compensate Mr. Lucas for his services, and as a result, Mr. Lucas is seeking lost compensation and benefits in the amount of $77,429, compensatory damages, attorneys’ fees, interest, and any other relief as the court deems just and proper. We dispute these claims, have hired counsel to represent us in the matter and have entered into negotiations with the plaintiffs to settle these claims.

On January 25, 2013, we and our CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento case number 34-2013-00138979 by Timothy Barone, our former employee who was terminated for cause. The complaint alleges that we entered into an employment agreement with the Plaintiff for the purposes of providing services as our Senior Vice President, Global Accounts and Partners, that we and our CEO breached the agreement by refusing to compensate Mr. Barone for his services, and as a result, Mr. Barone is seeking lost compensation and benefits in the amount of $194,596, additional tax liability of $150,000, compensatory damages, exemplary and/or punitive damages in an amount to be determined, attorneys’ fees, interest, and any other relief as the court deems just and proper. We dispute certain amounts in these claims, have hired counsel to represent us in the matter and have entered into negotiations with the plaintiffs to settle these claims.

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

On February 25, 2013, we, our CEO and our CFO were named defendants in a complaint filed in the Superior Court, Commonwealth of Massachusetts, civil case number 13-0641 by David E. Fahey, a former employee of ours. The complaint alleges that Mr. Fahey was not paid commissions that were due and owing and we failed to reimburse the Plaintiff for his business expenses, resulting in a breach of contract, and is seeking $33,695 in commissions, $4,300 in out of pocket expenses, and treble damages, attorney’s fees, costs, and interest. We have signed a settlement agreement in the matter for which payment is pending.

On March 11, 2013, we were named as a defendant in a complaint filed in the Superior Court, Wake County, State of North Carolina, case number 13CV003506 by TSG and Associates, LLC d/b/a The Select Group Raleigh, LLC. The complaint alleges that we were invoiced for services relating to professional staffing services as described by a Direct Hire Agreement dated June 13, 2011, and is seeking $41,000, plus attorney’s fees of $6,150. We are currently working toward a settlement agreement. On October 16, 2013, the claim was settled in full.

On June 19, 2013, we and our CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento case number 34-2013-00146750 by David Wagner, our former employee who resigned from the Company. The complaint alleges that we entered into an employment agreement with the Plaintiff for the purposes of providing services as our Executive Vice President, Sales, that we and our CEO breached the agreement by refusing to compensate Mr. Wagner for his services, and as a result, Mr. Wagner is seeking lost compensation and benefits in the amount of $137,965.72, severance pay in the amount of $45,000, attorneys’ fees, interest, and any other relief as the court deems just and proper. We dispute certain amounts in these claims, have hired counsel to represent us in the matter and have entered into negotiations with the plaintiffs to settle these claims.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2013, we completed a fourth closing of the Units Offering in which we sold $7,500 of units of our securities. For a detailed discussion of this closing, see Part II, Item 5. Other Information below.

In August and September 2013, we borrowed $310,000 (the “Loans”) from two of our unaffiliated shareholders (collectively, the “Shareholders”). Subject to our Board of Directors approving the terms of the Loans, we intend to issue to the Shareholders, in consideration of the Loans, 8% convertible promissory notes (the “Shareholder Notes”). The Shareholder Notes would mature 36 months from the date of issuance and would be convertible at any time, in whole or in part, at the option of the holders, into units of our securities at the conversion price of $0.50 per unit. Each unit would consist of (i) one share of our common stock and (ii) one 3-year warrant to purchase one share of our common stock at an exercise price of $0.50 per share. The terms of the Shareholder Notes (including the conversion terms) are subject to approval by our Board of Directors. In the event that our Board of Directors does not approve the terms of the Shareholder Notes (including the conversion terms), we intend to negotiate with the Shareholders to provide for alternative terms for the Notes, which would then be against subject to approval by our Board of Directors.

The foregoing securities were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), for transactions of an issuer not involving a public offering and/or Rule 506 of Regulation D or Regulation S under the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We are in default under a December 8, 2008, 5% Senior Promissory Note (the “Note”) issued to a principal shareholder. Interest and principal became due on the Note on June 10, 2009. As of September 30, 2013, we owed $50,000 in principal and $12,020 in accrued interest on the Note. We intend to pay off the Note, including all accrued interest due thereon, as and when funding or revenues permit.

We are in default on $508,945 face value of 12% Amended Notes. Accrued interest was $83,205 related to the Amended 12% Notes outstanding at September 30, 2013. Pursuant to the terms of the Amended 12% Notes, noteholders are entitled to all legal remedies in order to pursue collection and we are obligated to bear all reasonable costs of collection. To date, no Amended 12% Note holders have pursued collection.

We are in default on $50,000 face value of 8% Notes. Accrued interest was $4,489 related to the 8% Notes outstanding at September 30, 2013. Pursuant to the terms of the 8% Notes, noteholders are entitled to all legal remedies in order to pursue collection and we are obligated to bear all reasonable costs of collection. To date, the 8% Note holder has not pursued collection.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On September 30, 2013, we completed a fourth closing of a private offering (the “Units Offering”) in which we sold $7,500 of units of our securities at a price of $10,000 per unit to Navesink RACK, LLC (“Navesink RACK”) and Black Diamond Financial Group LLC (“BDFG”) and their affiliates (collectively, the “Purchasers” and our principal shareholders). This was the final closing under the Units Offering in which we were offering up to $5,000,000 of units of our securities to the Purchasers. Each unit consisted of (i) a $10,000 principal amount of secured convertible promissory note (the “Notes”) and (ii) 267 5-year warrants (the “Warrants”), each to purchase one share of common stock at a price of $3.00 per share at any time after the maturity date of the Notes. The Notes mature one year from the date of issuance. Pursuant to an amended agreement, the Purchasers may, individually, on a one-time basis, as the result of making a collective investment in excess of $1,500,000 in the aggregate, at any time during the term of the Notes, convert the Notes, including all accrued interest due thereon, into 1,275,629 shares (collectively 2,551,258 shares) of our common stock (the “Conversion Shares”), which represented 42.5% each (collectively 85%) of the Company’s issued and outstanding common shares as of August 2, 2013, the date of the Reverse Split. By agreement, if the Notes are converted, the Purchasers will each receive 50% of the Conversion Shares without regard to their respective subscription amounts. In the event of such conversion and the issuance of the Conversion Shares in the Units Offering, the Warrants shall be cancelled. As collateral security for our obligations under the Notes and related documents executed in connection with the Units Offering, we and Visual Network Design, Inc., our wholly owned Delaware corporation (“VNDI”), granted the Purchasers a security interest in all of our and VNDI’s assets pursuant to the terms of the Security Agreement, dated as of June 11, 2013 (the “Security Agreement”). To further secure our obligations, VNDI executed a Guaranty, dated as of June 11, 2013 (the “Guaranty”), pursuant to which VNDI agreed to guaranty our obligations owed to the Purchasers. The Notes are junior in priority to the Company’s indebtedness to its factor, trade debt and a $50,000 8% Note. The Units Offering was necessary to enable us to facilitate the continuation of operations and is part of our restructuring plan which includes the Reverse Split intended to increase the market price of our common stock and thereby increase the marketability and liquidity of our common stock. BDFG and Navesink RACK are our principal shareholders and/or affiliates. All of the members of Navesink RACK purchased our equity and/or debt securities in prior offerings. In connection with the Units Offering, in July 2013 a holder of our 8% Convertible Promissory Note due August 30, 2013, converted its note in the amount of $106,533 (including outstanding principal and interest) into the Units Offering.

In August and September 2013, we borrowed an aggregate of $310,000 (the “Loans”) from the Shareholders. Subject to our Board of Directors approving the terms of the Loans, we intend to issue to the Shareholders, in consideration of the Loans, the Shareholder Notes. The Shareholder Notes would mature 36 months from the date of issuance and would be convertible at any time, in whole or in part, at the option of the holders, into units of our securities at the conversion price of $0.50 per unit. Each unit would consist of (i) one share of our common stock and (ii) one 3-year warrant to purchase one share of our common stock at an exercise price of $0.50 per share. The terms of the Shareholder Notes (including the conversion terms) are subject to approval by our Board of Directors. In the event that our Board of Directors does not approve the terms of the Shareholder Notes (including the conversion terms), we intend to negotiate with the Shareholders to provide for alternative terms for the Notes, which would then be against subject to approval by our Board of Directors.

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

The following exhibits are included as part of this report:

Exhibit No.	Description
3.1	Certificate of Amendment to the Articles of Incorporation of the Registrant, filed with the Secretary of State of the State of Nevada on July 29, 2013 (1)
4.1	Form of 12% Secured Convertible Promissory Note (2)
4.2	Form of Investor Warrant issued to the investors in the Units Offering (2)
10.1	Form of Subscription Agreement by and among the Registrant and the investors in the Units Offering (2)
10.2	Form of Security Agreement by and among the Registrant and the investors in the Units Offering (2)
10.3	Guaranty, dated as of June 11, 2013, issued by Visual Network Design, Inc. in favor of the investors in the Units Offering (2)
10.4	Form of Collateral Agent Agreement by and among the Collateral Agent, Registrant and the investors in the Units Offering (2)
10.5	Placement Agency Agreement, dated as of April 10, 2013, as amended, by and among the Registrant, Gottbetter Capital Markets, LLC and Navesink RACK, LLC, as amended on June 5, 2013 (2)
10.6	Subscription Escrow Agreement dated March 28, 2013, by and among the Registrant, Gottbetter Capital Markets, LLC, Navesink RACK, LLC and CSC Trust Company of Delaware (2)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

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

(1)           Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2013, which exhibit is incorporated herein by reference.

(2)           Filed with the SEC on August 19, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2013, which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RACKWISE, INC.

Date: November 19, 2013	By:	/s/ Guy A. Archbold
Guy A. Archbold, Chief Executive Officer

Date: November 19, 2013	By:	/s/ Jeff Winzeler
Jeff Winzeler, Chief Financial Officer
(Principal Accounting Officer)

  EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Amendment to the Articles of Incorporation of the Registrant, filed with the Secretary of State of the State of Nevada on July 29, 2013 (1)
4.1	Form of 12% Secured Convertible Promissory Note (2)
4.2	Form of Investor Warrant issued to the investors in the Units Offering (2)
10.1	Form of Subscription Agreement by and among the Registrant and the investors in the Units Offering (2)
10.2	Form of Security Agreement by and among the Registrant and the investors in the Units Offering (2)
10.3	Guaranty, dated as of June 11, 2013, issued by Visual Network Design, Inc. in favor of the investors in the Units Offering (2)
10.4	Form of Collateral Agent Agreement by and among the Collateral Agent, Registrant and the investors in the Units Offering (2)
10.5	Placement Agency Agreement, dated as of April 10, 2013, as amended, by and among the Registrant, Gottbetter Capital Markets, LLC and Navesink RACK, LLC, as amended on June 5, 2013 (2)
10.6	Subscription Escrow Agreement dated March 28, 2013, by and among the Registrant, Gottbetter Capital Markets, LLC, Navesink RACK, LLC and CSC Trust Company of Delaware (2)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

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

(1)              Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2013, which exhibit is incorporated herein by reference.

(2)            Filed with the SEC on August 19, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2013, which exhibit is incorporated herein by reference.