Form 10-K
period 2013-12-31
Rackwise, Inc.
filed 2014-04-15
CIK 1476638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2013, there were 450,222 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding. Of these, 235,238 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $846,857 as of June 30, 2013, based on the closing price of $3.60 for the registrant’s common stock on June 28, 2013.

As of April 10, 2014, there were 6,622,017 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,”, “plans,” “may,” “could,” “should,” “anticipates,” “likely,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to successfully engage in the software development and marketing business;

2.	The intensity of competition in the industry in which we operate;
3.	Our ability to raise additional capital on acceptable terms, if at all;
4.	The ability of markets for IT infrastructure, data center monitoring, management and optimization software, data center energy cost efficiency solutions and green data centers to not continue to grow;
5.	Our ability to competitively price our products;
6.	Our ability to provide an adequate level of return on investment for our clients;
7.	Our ability to protect our intellectual property rights;
8.	The enforcement of tax liens against us could have a material adverse effect on our financial prospects;
9.	Our ability to maintain proper and effective internal controls;
10.	General economic conditions that affect our industry or the global environment in which we operate; and
11.	Our ability to successfully attract and retain management and other key employees.

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

All references in this Annual Report to the “Company,” “Rackwise,” “we,” “us” or “our” are to Rackwise, Inc., a Nevada corporation, and, unless otherwise differentiated, together with our subsidiary, Visual Network Design, Inc., a Delaware corporation.

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

On July 8, 2011, in anticipation of a business combination with Visual Network Design, Inc., a Delaware corporation (“VNDI”), we entered into an agreement and plan of merger pursuant to which we merged with our newly formed, wholly owned subsidiary, Visual Network Design, Inc., a Nevada corporation. Upon the consummation of the merger, the separate existence of Visual Network Design, Inc. ceased and our shareholders became shareholders of the surviving company named “Visual Network Design, Inc.” On September 21, 2011, VNDI Acquisition Corp., our wholly owned Delaware subsidiary, merged with and into VNDI, with VNDI as the surviving corporation (the “Merger”). In connection with the Merger, each share of VNDI common stock was cancelled and converted into the right to receive approximately 1.27 shares of our common stock and approximately 1.27 warrants, each to purchase one-half share of our common stock at an exercise price of $0.625 per whole share, subject to weighted-average anti-dilution protection. As a result of the Merger, we acquired the business of VNDI, and continued the existing business operations of VNDI as a software development, sales and marketing company within the markets of information technology (“IT”) infrastructure, data center monitoring, management and optimization, data center cost efficiency and green data centers.

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

Effective August 2, 2013 we implemented a 1-for-300 reverse split of our issued and outstanding common stock (the “Reverse Split”) and a reduction in the number of our authorized shares of common stock from 300,000,000 to 1,000,000. All share and per share information in this Annual Report has been retroactively adjusted to reflect the Reverse Split.

On November 27, 2013, we amended our Articles of Incorporation to increase our authorized capitalization from 1,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock to 300,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.

Our fiscal year end is December 31.

Business Overview

Through our wholly-owned subsidiary, VNDI, we are a software development, sales and marketing company. We create applications, based on the Microsoft operating system for network infrastructure administrators that provide for the modeling, planning and documentation of data centers. Our executive offices are currently located in Folsom, California, and we have a software development and data center in the Research Triangle Park in Raleigh, North Carolina.

Our flagship data center infrastructure management (DCIM) software product, Rackwise®, is used by over 125 companies worldwide to track, manage, plan, optimize and provide cost analysis of IT infrastructure. Our product is a multi-layered software that provides a suite of solutions for managing the multiple dimensions of a company’s IT infrastructure, including power consumption, power efficiency, carbon footprint, green grid and density requirements. Our product provides the functionality for optimizing a data center by locating servers with low CPU utilization, recognizing top power/space/heat consumption devices, and correlating those devices to the applications and business services they support. This improved reporting allows a company to plan data center expansions and reductions and equipment usage more energy efficiently and cost effectively.

As reflected in our financial statements for the years ended December 31, 2013 and 2012, we have generated significant losses, which raise substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2013 and 2012 on the accompanying financial statements stating that we have not achieved a sufficient level of revenues to support our business and have suffered recurring losses from operations. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations, reducing operating expenses and the receipt of funding from the sale of our debt and equity securities. While our expectation is that our business strategy will begin to increase revenues and generate cash from operations, we may not be successful in implementing our business strategy. If we cannot continue as a going concern, our stockholders may lose their entire investment in our securities.

Business Developments

As part of the execution of our business strategy, we have taken the following steps:

•	We have significantly revamped our sales and marketing strategy, including eliminating a substantial number of sales and marketing positions. We have initiated a new strategy of utilizing resellers and channel partners in the IT industry to sell and distribute our products, thereby dramatically reducing SG&A overhead. To assist our sales program, we have appointed an EVP Strategic Partners who is in the process of developing multiple strategic relationships for us. These partners will be involved in reselling and supporting Rackwise products worldwide and will allow us to rapidly expand market share of our product, while minimizing the need to hire additional sales headcount. Our partners will be trained to demo and sell our products, provide training to customers, and act as a first line of support. We anticipate adding professional service support personnel to aid our sales partners as they grow their business in our product offering, but only after we see continuous growth potential with any designated partner.

•	To further our marketing and sales efforts, we have significantly revamped our website (www.rackwise.com). We have contracted two new professional relations firms to help us update and disseminate current information about us, as well as publishing on our website, including information about new contracts for the sales of our products.

•	We have released Rackwise DCiM X, and Rackwise DCiM X.1, the latest version of our product. This new release allows our customers to effectively manage their datacenter assets at a macro level, providing real time power and thermal monitoring and management for individual servers, groups of servers, racks and IT equipment such as PDUs in their data centers.

Capital Needs

Our business strategy requires capturing additional market share and growing sales to achieve profitability. We expect that with the infusion of additional capital and development of our partnership ecosystem, we will be able to increase sales and expand the breadth of our product offerings through the following actions:

•	Continue to differentiate our product offerings in the market, incorporating interfaces for additional third party software as well as new and/or enhanced features, functionalities and other improvements.

•	Establish industry partners, “value added resellers” (VARs), and strategic services partners to perform some of the services we are being asked to perform post sales cycles.

•	Initiate specific new marketing efforts to coordinate and lead our initiatives for greater market recognition with special emphasis on contacting and educating industry analysts to spread the word of our capabilities.

As further discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” due to our limited operating history and historical operating losses, our operations have not been a source of liquidity, and our primary sources of liquidity have been debt and proceeds from the sale of our equity securities in several private placements. Our current business plan requires us to raise additional capital in order to fund a current working capital deficiency, operations and continued development of our products. As a result, we expect revenue expansion will lag spending, which will initially exacerbate our operating deficit and use of cash in operations. Our ability to achieve or maintain profitability is subject to economic and competitive uncertainties that are largely outside of our control, including those associated with emerging enterprises. If we are unable to obtain such additional financing on a timely basis and, notwithstanding any request we may make, our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to delay note and vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate.

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

Our DCIM software product, Rackwise DCiM X, is designed as a multi-layered approach to data center infrastructure management. Each layer addresses the specific needs of the various functions associated with operating a data center. Our solution provides visibility into critical and core data center operations and the underlying physical infrastructure and their associated resource costs. It allows companies to optimize their use of resources such as power, cooling, space, servers, networks, cables, etc.

Our Rackwise software enables centralized monitoring, management and intelligent capacity planning of critical systems within a company’s IT infrastructure and data center. Our product provides visual renderings of data center assets (computers, network devices, power units, air conditioners, etc.), intelligent capacity planning and advanced analytics reporting, showing the most efficient use of power, cooling and physical space throughout the data center. Our core DCIM product provides a basic set of modules that lets a customer visualize the data center’s physical infrastructure from their computer screen and monitor real-time power and thermal data at the server CPU level. It also offers a number of fully integrated modules to support the progression of a data center process cycle, including the ability to automatically keep track of IT assets, control data center processes, report on progress and trending, and forecasting. Our product helps manage and model the Move, Add, Change (MAC) initiatives across a data center estate. For planning purposes it will predict capacity resources needed well into the future which will maximize data center ROI (Return on Investment), achieve greater levels of data center efficiency and reduce energy costs.

Our product has been developed over a period of eight years, with at least two version releases in each year of the last three years. Our newest major release, Rackwise DCiM X, which was introduced in 2013, also has a new version entitled Rackwise DCiM X.1. All of our products have been developed to be compatible with the Microsoft platform, written primarily in C# (an industry standard programming language) and incorporating various Microsoft software products such as Visio, Excel, Word and SQL Server. Being compatible with the Microsoft platform offers our product a significant advantage, allowing for more ease of use and learnability by our customers compared to products by our competitors that are not compatible with the Microsoft platform. It also provides for the interoperability between our product and other software products widely used by most data centers around the world.

We have three different pricing models for our Rackwise software product. We offer Rackwise® as a subscription (an annual lease) and as a license purchase (one time purchase with a yearly maintenance contract). This pricing flexibility allows us to better accommodate the IT budgeting needs of our customers. Pricing is based upon the number of concurrent users who will have access to the product. The third pricing model is “Rackwise on Demand” and is offered as a Software as a Service (“SaaS”) (commonly referred to as “on-demand software” or “cloud”). Pricing for this model is on an annual subscription basis and is based on a flat fee per computer equipment rack.

Market

We believe the market for our product is substantial, will be growing at a significant rate for a number of years and at the present has very little market penetration by us or our competitors. The current penetration rate for DCIM products and services is believed to be less than 10% of the overall market by a large consensus of DCIM/IT industry analysts. Based upon a study by 451 Research, published on April 8, 2013, the DCIM market generated an estimated $321,000,000 in revenue in 2011 and was expected to grow at an annual rate of 44%. The compound annual growth rate is expected to reach $1,800,000,000 in aggregate revenue in 2016. A study by Navagant Research dated December 2, 2013 projects an even larger market for DCIM purchases and predicts annual spending on DCIM software and services to grow from $663,000,000 worldwide in 2013 to more than $4,500,000,000 by 2020. We believe that the DCIM market is “greenfield,” meaning that no competing software is currently installed in the IT infrastructures of the majority of potential clients. This is a significant benefit because the lack of installed software eliminates the fear by many companies of an expensive and time consuming migration and the potential downtime and cost of additional training.

Opportunity

DCIM technology is opening tremendous opportunities for data centers to become more manageable, risk/failure adverse, and efficient, while expanding potential capacity in existing facilities. At the same time, market hurdles, such as risk aversion among customers and lack of awareness of DCIM capabilities, have dissipated, opening significant opportunities for DCIM vendors.

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

Demand for IT services is growing. At the same time, data centers are getting bigger, more complex and more dynamic. Yet, most of these expensive, mission-critical facilities are run using basic software tools, often inefficiently. There has been minimal investment in management systems, let alone in optimization and automation. However, demand for datacenter infrastructure management (DCIM) software is building rapidly. Supplier and investor interest in the sector is increasing as well. A large and growing number of suppliers are vying for leadership positions. They have developed sophisticated DCIM systems to track datacenter assets, monitor the status of the equipment and the environment, and to provide managers with information to more efficiently run and optimize their datacenters.

The growth rate of DCIM far exceeds that for the data center equipment industries and for the enterprise IT segment as a whole. The primary drivers of DCIM supplier revenue growth are:

•	An overall increase in the number of servers and datacenters to meet IT demand;
•	The optimization of existing datacenters;
•	A greater need for efficiency;
•	A greater need for identifying potential risks and/or cascading failures;
•	A greater need for capacity planning and/or expanding capacity within existing datacenters;
•	The ongoing improvement in the functionality and usability of DCIM products; and
•	An increased awareness of DCIM offerings and their benefits;

Software accounts for the majority share of revenue in the DCIM market, with services and hardware accounting for materially smaller portions, although this varies dramatically depending upon the vendor as some competing vendors require both software and hardware installations. Rackwise DCiM X only requires software.

Power, capacity planning, risk assessment, and environmental monitoring currently generate the largest portion of DCIM revenue. Together with asset, change and configuration management, these four function-areas account for the vast majority of the total DCIM market. Rackwise DCiM X and its integration with BMC Remedy directly addresses and appeals to this segment of the market.

We believe our proprietary technology provides an effective tool for data center operators to quickly estimate the energy efficiency of their data centers, compare the results against other data centers, and determine if any energy efficiency improvements need to be made. It provides a presentation quality dashboard for communicating the “green” status of a data center using The Green Grid’s metrics of Power Usage Effectiveness (PUE) and Data Center Infrastructure Efficiency (DCE). Clients are able to view top resource consumers by business service, including the costs of servers, network, storage equipment, etc. Additionally, the data center carbon footprint is calculated and displayed. We further believe that the functional items that our Rackwise DCiM X offers are the most critical components of a software offering in the DCIM space. DCIM enables data center operators to reduce energy consumption, greenhouse gas emissions, and total cost of ownership, while boosting productivity and helping managers understand data center performance and spending through detailed metrics. The most effective DCIM solutions help data center operators optimize the efficient use of power, cooling, space, and human resources. In addition to the data center, DCIM solutions also help to optimize operating costs and capital expenditures across the entirety of the IT infrastructure landscape.

Competition

The markets for IT infrastructure, data center monitoring, management and optimization, data center cost efficiency and green data centers are highly fragmented, competitive and rapidly changing. The rapid change in competition within the DCIM space can be attributed to several factors:

•	A realization that the market for DCIM software offerings is enormous as predicted by several leading research firms following the industry, thus inviting new prospects into the space.

•	Initial success in the market place by the pioneers of the industry, including Rackwise that legitimized the market.

•	The continuing need for prospective buyers/users to contain the high costs of their data centers and thus becoming more active buyers.

•	The awareness of data center managers that they can operate more efficiently with their present installations by purchasing DCIM software rather than seek capital for expensive new or expanded facilities.

At the present time it is estimated by Gartner Research that there are 70 competitors with in the DCIM space, up from the original hand full as recently as a couple of years ago. The competitive scene is changing quickly because of:

•	New entries which believe they have a better technology or approach.

•	The acquisition of some of the original entrants by larger more established firms within the IT space.

•	Some early entrants narrowing the focus of their product offering to a point solution.

•	Other entrants expanding their product to offer a suite solution.

•	The partnering of firms with one or more established vendors within the IT space.

•	Some firms with drawing from the marketplace entirely.

We believe Rackwise will be able to compete in the future for a number of reasons, including our software’s ability to interface with many other existing applications that are already installed and running in our current and prospective customers’ data centers. This makes the value of our products accretive to our customers, allowing them to maintain their existing investments and concurrently enjoy the added value of our offerings. In addition, our recently announced exclusive four-year agreement with industry stalwart Unisys Corporation (“Unisys”), discussed in further detail elsewhere in this Report, is significant on multiple levels. Unisys provides us considerable resources, presence and expertise to navigate procurement cycles in specified target markets while affording our customers seamless continuity throughout the sales and delivery process. We believe these factors, among others, combine to give us and our products a major competitive advantage.

Marketing and Sales

Our marketing efforts in the past have been to generate sales leads primarily through the use of Google marketing and trade show attendance. To a lesser extent we use our website featuring “white papers,” videos, webinars, and customer testimonials. We intend to place increased efforts on featuring our relationships with strategic services partners, both domestically and internationally. In that connection, we recently announced our strategic and exclusive four-year agreement with Unisys. The initial intent was for Unisys to market, sell and support Rackwise DCiM X to the domestic Federal marketplace, with a formal notice of intent to negotiate and award our initial contract having been recently issued. As a consequence of the initial success in the Federal marketplace and the subsequent integration mentioned below with the BMC Remedy product, Unisys and Rackwise are now in the process of reselling the Rackwise DCiM X product worldwide in the commercial marketplace.

The historical sales cycle for our product is very short, typically between 50 and 120 days, when compared to other enterprise software products as a consequence of the significant demand in the marketplace to reduce costs and promote green data centers. The sales cycle may increase in the future because of our revised business strategy as described below. Our customers can normally expect a payback of the cost of the software within three to four months. Such payback results from reduced operating costs that result from using the data center reporting tools provided by our software to plan more efficient operations. Currently, the majority of our sales are conducted remotely, over the phone and by the web, making the sales process very efficient and thereby reducing the associated costs. During the last two years, we have developed a very close relationship with our clients, which allow us to develop software that is more readily accepted in the marketplace at a very affordable price. We have raised our average sales price during the last two years. The growth in average sales price can be attributed partly to client size and in part by the added functionality of our product offerings.

Our current clients represent significant future revenue from the sale of additional licenses, new product releases and upgrades to their present installations as well as on-going maintenance fees. In many instances, clients have reached out to us seeking assistance with professional services to more fully utilize our product capabilities to streamline data center operations and improve IT infrastructure operating efficiencies. We view this as a major commercial opportunity moving forward.

Strategy

We expect that with the development of value added partners, we will be able to further increase sales and professional services and expand the breadth of our product offerings. Our strategic initiatives are as follows:

•	Take advantage of a compelling opportunity for organic growth within our existing customer base, particularly within our current Fortune 1000 users. Our largest customers have installed a limited number of our products to address a portion of their data center infrastructure management problems, resulting in revenue that is a fraction of the potential we believe is realizable. Our management team intends to maximize the revenue potential of each existing customer by marketing our product to address all the dimensions and requirements of such customer’s IT infrastructure and data center.

•	Continue to be heterogeneous and agnostic to the technology environments of all customers; we do not favor or promote individual software or hardware product offerings. This will allow us to interface with our customers’ very diverse technologies and applications, thereby leveraging customer investments. We continue to add to and build our database of components that are used in the data center, focusing on our clients’ diverse needs in support of our agnostic approach.

•	“Optimize” our customers’ data center assets, now and in the future, increasing their return on their existing investment as well as from the purchase of our software.

•	Add strong interfaces to our existing product suite, which would make us a differentiator in the market. We have an initial prioritized list of interfaces that we believe will enhance our ability to become the “best of breed.” Many of the interfaces have already been developed and the process will be ongoing. As an example of this, in cooperation with Unisys Corporation we jointly developed an integration of Rackwise DCiM X with BMC’s Remedy product, which we believe is the first of its kind within the DCIM market space and a clear differentiator between Rackwise and any of its competitors. This integration will bring even more efficiency to the market place based on the wide reception of the Remedy product in the IT infrastructure market place.

•	Establish industry partners and strategic services partners to perform some of the services we are being asked to perform, post sales cycles.

•	Expand our products to capitalize on the complex trend of globalization and virtualization of data centers. The integration of Rackwise DCiM X and BMC’s Remedy product, mentioned above, coupled with Unisys’ desire to sell the integrated product worldwide to the commercial market, is an example of this initiative.

•	Another example of expanded product capability is our recent announcement that we have incorporated interactive single-line power diagrams among a number of new features into the latest release of our Rackwise DCiM X offering. Interactive single-line power diagrams empower facilities engineers and managers to view, measure and manage the complete power-chain, from utility to individual IT device power supply and all points in between. Visibility and interactive capabilities are delivered via a “single pane of glass” on the user’s web browser. Through a newly designed “Power” navigation tab in the Rackwise DCiM X web portal, users are able to select any of the enterprise’s data center locations and quickly toggle between physical equipment visualization on that data center’s floorplan and the single-line power diagrams. The new interactive feature rapidly renders an intuitive single-line power diagram view, illustrating measured power and circuit completeness all along the power-chain. Users can drill further into details and connections by clicking any point on the diagram. This innovative capability has produced user efficiencies of more than 20% over traditional methods of power diagram inspection and management.

•	Additionally this latest release of Rackwise DCiM X also delivers several other innovative features, enhancements and performance improvements, including automated rack and power provisioning wizards, additional what-if scenario analytics and a significantly expanded suite of standard comprehensive reports. This release is currently available in both our Rackwise DCiM X enterprise software suite as well as Rackwise DCiM X OnDemand, our SaaS subscription offering.

•	Expand our products across the customers’ enterprise technology topography. We are in the process of developing Product Requirement Definitions (PRDs) that will allow us to start on the design of the architecture to support this initiative.

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

Customers

We market our products primarily to companies in the U.S. In 2013, one U.S. based customer represented more than 10% of our total revenues. In 2012, the same U.S. based customer represented more than 21% of our total revenues.

Employees

As of December 31, 2013, we had approximately 15 full-time employees. 8 of our employees were located in our Raleigh, North Carolina office. We have never experienced a work stoppage and believe our relationship with our employees is good.

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

In addition, our filings can be viewed on the “Company” section of our Internet site at www.rackwise.com under “Corporate Filings” subsection.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this Annual Report, including information in the section of this Annual Report entitled “Forward Looking Statements.” The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

We have a history of losses and we may not achieve or maintain profitability.

We have a history of losses and have not yet achieved profitability. We had net losses of $6,482,307 and $9,593,685 for the fiscal years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, our cumulative loss from inception was $49,962,412. We expect operating expenses to increase in the future due to the expected development activities and marketing expenses incurred to further develop and promote our products and to increase brand awareness in the data center infrastructure management software marketplace, as well as a result of increased operations costs, sales costs and general and administrative costs associated with implementing our business plan. We will require additional capital to sustain our operations. Such expectations concerning operating revenues are based on assumptions that are subject to economic and competitive uncertainties that are largely outside of our control, including those associated with emerging enterprises. There can be no assurances that we will achieve or maintain profitability. Accordingly, we will require additional cash to sustain our business operations. If we are unable to raise additional capital as and when needed to fund operations, we may be forced to liquidate our assets, curtail or cease our operations and/or seek reorganization under the U.S. Bankruptcy Code.

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

As reflected in our financial statements for the years ended December 31, 2013 and 2012, we have generated significant losses, which raise substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2013 and 2012 on the accompanying financial statements describing conditions that raised substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered public accounting firm.

In addition, as of April 11, 2014, VNDI has unpaid payroll taxes relating to the third and fourth quarters of 2010, the first quarter of 2011, the third and fourth quarters of 2012, and the first and second quarters of 2013 in the aggregate amount of approximately $1,567,000. The IRS has placed federal tax liens on VNDI that aggregate to approximately $1,567,000 in connection with the unpaid payroll taxes. The IRS had begun collection proceedings against us and had moved forward in placing a levy against our bank accounts. On April 11, 2014, the IRS agreed to suspend further collection efforts until July 15, 2014, in order to allow us time to file an installment payment agreement for their approval.

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

Although VNDI was incorporated in January 2003, it has had limited sales in an industry characterized by rapid technological innovation, changing customer needs, evolving industry standards and frequent introductions of new products and services. These factors make it difficult to predict our operating results, which may impair our ability to manage our business and our investors’ ability to assess our prospects.

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

We are presently in default on several promissory notes which are payable on demand. Should the holders of such notes pursue collection, this would be expected to have a material adverse effect on our operations.

As of December 31, 2013 we had $608,945 in principal amount of notes past due. To date, the holders of such notes have not pursued collection. Such holders are entitled to appropriate legal remedies should they pursue collection. In the event the holders seek collection, this would be expected to have a material adverse effect on our liquidity and operations.

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

Our future success depends on the continued services of Messrs. Guy A. Archbold, Edward Higgins and Doug MacRae.

Our future success depends on the continued services of our Chief Executive Officer, President and Chairman of the Board of Directors, Guy A. Archbold, our Executive Vice President Sales & Services, Edward Higgins, and our Executive Vice President Development, Doug MacRae. We have entered into an employment agreement with each of Messrs. Archbold, Higgins and MacRae; however, each may resign at any time in his sole discretion. The loss of services of any of these individuals could impair our ability to complete the national and global rollout of our products and services properly and could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key man life insurance with respect to Messrs. Archbold, Higgins and MacRae.

We may be subject to intense competition and may not be able to compete successfully against larger and more established businesses.

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

We require additional capital in order to execute our business plan and reach our planned amount of revenues, or if we accelerate the growth of the business to achieve additional market share. The raising of additional capital could result in dilution to our stockholders. In addition, there is no assurance that we will be able to obtain additional capital if we need it, or that if available, it will be available to us on favorable or reasonable terms. Any limitation on our ability to obtain additional capital as and when needed could have a material adverse effect on our business, financial condition and results of operations. If we are unable to raise additional capital as and when needed to fund operations, we may be forced to liquidate our assets, curtail or cease our operations and/or seek reorganization under the U.S. Bankruptcy Code.

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

We are subject to certain claims and lawsuits. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Although management currently believes resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial statements, the litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

On January 21, 2014, Jeff Winzeler, Chief Financial Officer and Secretary notified us of his decision to resign. His last working day was January 31, 2014. Mr. Winzeler left to pursue another opportunity in a non-competing industry and did not resign as the result of any disagreement with us on any matter relating to our operations, policies or practices. Guy A. Archbold, our President, Chief Executive Officer and Chairman of the Board of Directors, assumed the additional role of interim Chief Financial Officer, effective January 31, 2014, pending a search for Mr. Winzeler’s replacement. Given the Company’s current sparse liquidity, the finance function has been operated on a lean basis, which, combined with the absence of a full-time Chief Financial Officer, could result in less than optimal segregation of duties or financial reporting issues. Mr. Archbold has contracted with a consulting firm with financial reporting expertise in order to supplement the current finance function and ensure that accurate financial statements are produced on a timely basis.

An active trading market for our common stock may not develop or be sustained, and you may not be able to resell your common stock.

Our common stock is thinly traded. We cannot assure you that an active market for our common stock will develop in the foreseeable future or, if developed, that it will be sustained. As a result you may not be able to resell your common stock.

If the price for our common stock drops below $5.00 per share, our common stock will be considered a “penny stock,” which is likely to limit its liquidity and make it more difficult for us to raise additional capital in the future.

The market price of our common stock may, in the future, drop below $5.00 per share, and if so, would be a “penny stock” according to SEC rules, unless our common stock is listed on a national securities exchange. The OTCQB is not a national securities exchange. Designation as a “penny stock” requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of current holders of our common stock to sell their shares. Such rules may also deter broker-dealers from recommending or selling the common stock, which may further limit its liquidity. This may also make it more difficult for us to raise additional capital in the future.

Our common stock is controlled by a group of affiliated stockholders.

A group of affiliated stockholders, Black Diamond Financial Group LLC, Black Diamond Holdings LLC, Rackwise Funding LLC, and MFPI Partners LLC, beneficially own 47.03% of our common stock. In addition, Navesink RACK, LLC beneficially owns 41.91% of our common stock. (See “Certain Relationships and Related Transactions” for a description of related transactions involving these stockholders.) Such concentrated control of the Company may adversely affect the price of our common stock. Investors who acquire common stock may have no effective voice in the management of the Company. Sales by this group of stockholders, along with any other market transactions, could affect the market price of the common stock.

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

Rule 144 under the Securities Act, which generally permits the resale, subject to various terms and conditions, of restricted securities after they have been held for six months will not immediately apply to our common stock because we were at one time designated as a “shell company” under SEC regulations. Pursuant to Rule 144(i), securities issued by a current or former shell company that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the date on which the issuer filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it ceased being a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer has satisfied certain reporting requirements under the Exchange Act. The filing of the Company’s Current Report on Form 8-K dated September 21, 2011, as amended, started the running of such one-year period. Because, as a former shell company, the reporting requirements of Rule 144(i) will apply regardless of holding period, restrictive legends on certificates for shares of our common stock cannot be removed except in connection with an actual sale that is subject to an effective registration statement under, or an applicable exemption from the registration requirements of, the Securities Act.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of April 10, 2014, there were 6,622,017 shares of our common stock and no shares of our preferred stock outstanding. As of that date, there were 1,685,200 shares of our common stock issuable upon exercise of outstanding warrants and 406,033 shares of our common stock issuable upon conversion of outstanding notes (including warrants to purchase 196,622 shares of common stock). The exercise prices and number of shares of our common stock issuable on exercise of such warrants and conversion of such notes may be adjusted in certain circumstances including stock splits, stock dividends and future issuances of our equity securities without consideration or for consideration per share less than certain specified prices. In addition, we have outstanding options to purchase an aggregate of 58,699 shares of our common stock. In December, 2013, we adopted our 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which we are authorized to issue up to 1,200,000 shares of our common stock. The 2013 Plan contains an evergreen provision under which the number of securities which can be issued thereunder is subject to annual increase. As of April 10, 2014, no securities have been issued under the 2013 Plan, but there are plans to do so prior to the end of the month of April, 2014.

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

Additionally, we have a lease for approximately 4,180 square feet of office space in Las Vegas, Nevada. The lease expires on February 28, 2015, with current basic rent of $14,310 per month plus our pro rata share of the building’s operating expenses. On February 16, 2012, we entered into a sublease agreement for the Las Vegas office. The sublease expires on February 28, 2015 with basic rent of $8,983 per month during months three (3) through twelve (12) of the term, $9,401 per month during month’s thirteen (13) through twenty-four (24) of the term and $9,818 per month during months twenty-five (25) through thirty-seven (37) of the term. On November 1, 2013, we released our subtenant from its obligations under the Las Vegas, Nevada sublease. During the fourth quarter of 2013, we abandoned the Las Vegas, Nevada leased premises. We remain obligated under the lease until such time that the landlord finds a new tenant for the space.

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

On October 26, 2012, we were named as defendant in a complaint filed in the County of Westchester, Supreme Court of the State of New York by Porter, Levay & Rose, Inc., index number 68540/2012. The complaint alleges the Plaintiff rendered work, labor and services to the Company on, about, or between October 18, 2012, and is seeking $103,198, together with interest running from October 18, 2012. On April 30, 2013, Porter, Levay & Rose, Inc. was awarded a summary judgment. On May 6, 2013, a judgment was entered in favor of Porter, Levay & Rose, Inc. in the Supreme Court of the State of New York, County of Westchester. On January 9, 2014, this case was settled in full.

On January 22, 2013, we were named as defendant in a complaint filed in the Superior Court of California, County of Sacramento, case number 34-2013-00138819 by Babich & Associates, Inc., a Texas Corporation. The complaint alleges that we were invoiced for services relating to professional staffing services for 2 potential employees that we subsequently hired, and is seeking $48,000 plus earned interest at the rate of 10% per annum from May 3, 2012. On April 25, 2013, the parties signed a settlement. On October 12, 2013, this case was settled in full.

On January 25, 2013, the Company and its CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento, case number 34-2013-00138978 by Daniel Lucas, a former employee of the Company. The complaint alleges that the Company entered into an employment agreement with Mr. Lucas for the purposes of providing services as our Regional Sales Manager, that the Company and its CEO breached the agreement by refusing to compensate Mr. Lucas for his services, and as a result, Mr. Lucas was seeking lost compensation and benefits, compensatory damages, attorneys’ fees, interest, and any other relief as the court deems just and proper. On February 6, 2014, the parties signed a settlement agreement. The Company is required to make payments pursuant to a specific schedule. As of the date of filing, the Company is not compliant with the payment schedule due to a shortage of funds. As a result, the plaintiff could take actions that would result in additional compensatory damages.

On January 25, 2013, the Company and its CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento case number 34-2013-00138979 by Timothy Barone, a former employee of the Company who was terminated for cause. The complaint alleges that the Company entered into an employment agreement with the Plaintiff for the purposes of providing services as its Senior Vice President, Global Accounts and Partners, that the Company and its CEO breached the agreement by refusing to compensate Mr. Barone for his services, and as a result, Mr. Barone is seeking lost compensation and benefits, additional tax liability, compensatory damages, exemplary and/or punitive damages in an amount to be determined, attorneys’ fees, interest, and any other relief as the court deems just and proper. The parties entered into a confidential settlement on January 23, 2014. The Company is required to make payments pursuant to a specific schedule. As of the date of filing, the Company is not compliant with the payment schedule due to a shortage of funds. As a result, the plaintiff could take actions that would result in additional compensatory damages.

On February 25, 2013, we, our CEO and our CFO were named defendants in a complaint filed in the Superior Court, Commonwealth of Massachusetts, civil case number 13-0641 by David E. Fahey, a former employee of ours. The complaint alleges that Mr. Fahey was not paid commissions that were due and owing and we failed to reimburse the Plaintiff for his business expenses, resulting in a breach of contract, and is seeking $33,695 in commissions, $4,300 in out of pocket expenses, and treble damages, attorney’s fees, costs, and interest. The matter was settled in full during the fourth quarter of 2013.

On June 19, 2013, the Company and its CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento case number 34-2013-00146750 by David Wagner, a former employee who resigned from the Company. The complaint alleges that the Company entered into an employment agreement with the Plaintiff for the purposes of providing services as our Executive Vice President, Sales, that the Company and its CEO breached the agreement by refusing to compensate Mr. Wagner for his services, and as a result, Mr. Wagner is seeking lost compensation and benefits, severance pay, attorneys’ fees, interest, and any other relief as the court deems just and proper. A response to the complaint, denying all allegations, will be filed. The parties entered into a confidential settlement on February 6, 2014. The Company is required to make payments pursuant to a specific schedule. As of the date of filing, the Company is not compliant with the payment schedule due to a shortage of funds. As a result, the plaintiff could take actions that would result in additional compensatory damages.

On or about January 15, 2014, the Company was named defendant in a notice of claim filed with the State of California Labor Commissioner, State Case Number 17-64278DB by Robert Roderick, a former employee who resigned from the Company. The claim is for alleged unpaid commissions earned in the amount of $32,908 plus alleged HSA contributions in the amount of $4,605.00. The Company has hired counsel to represent it in the matter and has entered into negotiations with the plaintiffs to settle these claims. A hearing has not yet been scheduled on the case.

On or about February 13, 2014, the Company was named as defendant in a complaint filed in the County of Du Page, Circuit Court of the Eighteenth Judicial Court of the State of Illinois by Altima Technologies index number 2014L000044. The claim alleges the Plaintiff rendered work, labor, products and services to the Company principally in the form of ESDRs (equipment shapes and data records) and is seeking $107,358 (which amount includes interest through the date of the complaint), together with additional interest and certain other costs in connection with this action, including Plaintiff's reasonable attorney’s fees. The Company has retained counsel in the matter to investigate the claims and recommend a course of action.

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

	High (1)(2)	Low (1)(2)

March 31, 2014	$9.00	$2.68
December 31, 2013	8.00	2.25
September 30, 2013	4.00	2.26
June 30, 2013	12.00	3.00
March 31, 2013	51.00	9.00
December 31, 2012	60.00	42.00
September 30, 2012	84.00	42.00
June 30, 2012	425.00	60.00
March 31, 2012	345.00	159.00

(1)	As of April 10, 2014, there were 6,622,017 shares of our common stock issued and outstanding, 1,685,200 shares issuable upon exercise of outstanding warrants, 58,699 shares issuable upon exercise of outstanding options, and 406,033 shares issuable upon conversion of outstanding debentures (including warrants to purchase 196,622 shares of common stock). On that date, there were 170 holders of record of shares of our common stock.

(2)	Prices reflect the 1-for-300 reverse stock split of our issued and outstanding common stock which became effective as August 2, 2013.

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

Recent Sales of Unregistered Securities

On March 10, 2014, we entered into an Amended and Restated Agreement (the “Amended Agreement”) with Black Diamond Financial Group LLC (“BDFG”) and Navesink RACK, LLC, (NavRACK”), the purchasers under a private placement offering (the “PPO”) completed on September 30, 2013 in which we sold an aggregate of $2,451,918 of units (the “PPO Units”) consisting of $2,451,918 in principal amount of 12% secured convertible notes (the “PPO Notes”) and 65,384 5-year warrants (the “PPO Warrants”), each exercisable for the purchase of one share of our common stock at a price of $3 per share. The Amended Agreement amended an agreement among the parties dated as of August 9, 2013 (the “Original Agreement”). The Original Agreement provided BDFG and NavRACK with the right to convert the PPO Notes, including all accrued interest due thereon, into 2,551,236 shares of or common stock, which amount would have represented upon issuance 85% of our outstanding shares (on a not-fully diluted basis) immediately following our August 2, 2013 1:300 reverse stock split. Upon any such conversion, the PPO Warrants were to be cancelled. Pursuant to the Amended Agreement, effective March 10, 2014 BDFG and NavRACK converted the PPO Notes into an aggregate of 5,551,236 shares of our common stock and the PPO Notes and PPO Warrants were cancelled.

On February 21, 2014, we issued 620,000 units consisting of 620,000 shares of our common stock and 620,000 five year warrants, each to purchase one additional share of our common stock at a price of $0.50 per share to two persons in consideration of their conversion of $310,000 in loans made by them to us in August and September 2013 at a conversion price of $0.50 per unit.

The foregoing securities were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”), for transactions of an issuer not involving a public offering.

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

Overview

We are a software development, sales and marketing company. We create applications based on the Microsoft operating system for network infrastructure administrators that provide for the modeling, planning and documentation of data centers. Our Data Center Management (DCIM) software product, Rackwise®, is used by over 125 companies worldwide. Our product provides a multi-layered set of solutions for reporting on the multiple aspects of a company’s data center, including power consumption, power efficiency, carbon footprint, green grid and density requirements. This reporting allows customers to plan data center expansions and contractions as well as equipment usage more energy efficiently and cost effectively. Our product’s advanced design and ability to tightly interface with other new technologies, like Intel’s newest proprietary computer chips, enables it to collect more real-time information (real-time means instantaneous and continuous) associated with more data center equipment usage than products from our competitors. We intend to continue to take advantage of new technologies that will add to our competitive differentiators.

We have released Rackwise DCiM X.1, the latest version of our product. This new release will allow our customers to effectively manage their datacenter assets at a macro level, as well as providing real time power and thermal monitoring and management for individual servers, groups of servers, racks and IT equipment such as PDUs in their data centers. Rackwise DCiM X, is designed as a multi-layered approach to data center infrastructure management. Each layer addresses the specific needs of the various functions associated with operating a data center. Our solution provides visibility into critical and core data center operations and the underlying physical infrastructure and their associated resource costs. It allows companies to optimize their use of resources such as power, cooling, space, servers, networks, cables, etc.

As reflected in our financial statements for the years ended December 31, 2013 and 2012, we have generated significant losses raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for these years stating that we have not achieved a sufficient level of revenues to support our business and have suffered recurring losses from operations. Our ability to execute our business plan is dependent upon our generating cash flow sufficient to fund operations. Our business strategy may not be successful in addressing these issues. If we cannot execute our business plan, our stockholders may lose their entire investment in us.

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

Recent Developments and Trends

Business

On April 7, 2014, we announced that we have entered into a four-year exclusive and strategic arrangement with Unisys Corporation, a current customer that installed our Rackwise DCiM X software in its own data centers, pursuant to which Unisys is reselling our Rackwise DCiM X to their U.S. Federal market customers and prospects. Expanding beyond the initial scope of the agreement, Unisys has begun reselling our Rackwise DCiM X software to its commercial clients worldwide.

Intel Corporation (“Intel”) is also a current customer that installed our Rackwise DCiM X software in connection with initiatives to consolidate and maximize the operational efficiencies of its global network of data centers. We also entered into the December 5, 2011 Software Integration and License Agreement (the “Agreement”) with Intel in connection with Intel’s DCM software.

Effective February 19, 2014, Intel terminated the Agreement for non-payment of software license royalties in the approximate amount of $463,000. The termination requires us to cease all direct or indirect exercises of license rights under the Agreement, except as necessary to support our few existing customers who have previously installed and are using the Intel DCM software. The vast majority of our customers will not be affected by the termination of the Agreement. The termination of the Agreement has no impact on Intel’s use of our Rackwise DCiM X product in its data centers or otherwise.

Financings

In September 2013, we completed a private offering that had commenced in June 2013 (the “Units Offering”) in which we sold an aggregate of $2,451,918 of units of our securities at a price of $10,000 per unit. The closings resulted in aggregate net proceeds of $771,751 ($2,451,918 of gross proceeds less $1,253,103 of debt conversions (relating to debt we previously borrowed) less $427,064 of issuance costs). Each unit (an “Offering Unit”) consisted of (i) a $10,000 principal amount of one year 12% secured convertible promissory note (the “Offering Notes”) and (ii) a five-year warrant to purchase 267 shares of common stock at a price of $3.00 per share at any time after the maturity date of the Offering Notes (the “Offering Warrants”). Effective March 10, 2014, the holders of the Offering Notes converted the notes into an aggregate of 5,551,236 shares of our common stock and cancelled the Offering Warrants.

In August and September 2013, we borrowed an aggregate of $310,000 via short-term interest free loans from two unaffiliated shareholders. On January 22, 2014, the shareholders agreed to convert their loans into units of our securities, at a conversion rate of $0.50 per unit, with each unit consisting of one share of our common stock and (ii) one 5-year warrant to purchase one share of our common stock, exercisable at $0.50 per share. As a result, in February 2014we issued 620,000 shares of our common stock and 620,000 warrants.

In connection with the Units Offering, in July 2013 a holder of our 8% Convertible Promissory Note due August 30, 2013, converted its note in the amount of $106,533 (including outstanding principal and interest) into the Units Offering.

On April 12, 2013, May 15, 2013 and May 30, 2013, we borrowed $112,500, $200,035 and $150,035, respectively, via short-term interest free loans from an affiliate. The loans converted into the securities sold by us in the Units Offering.

During the three months ended March 31, 2013, we completed two closings of a private placement offering pursuant to which we sold 3,334 units for gross proceeds of $150,000, at a purchase price of $45.00 per unit. We used the net proceeds of $129,999 from the closings for general working capital. In connection with the two closings, the placement agent (i) was paid aggregate cash commissions of $15,000 and (ii) received broker warrants to purchase 3,334 shares of common stock.

In January 2013, we agreed to permit the holders of our 8% convertible promissory notes, which were originally issued in June through August 2012, to convert their notes in the aggregate principal amount of $800,000 (and accrued and unpaid interest thereon) into units at a conversion price of $29.25 per unit. As a result of such conversion, we issued to the holders of such notes 28,489 shares of our common stock and 28,489 PPO Warrants. In addition, as part of such conversion, we agreed to fix the exercise price of 2,667 warrants issued in connection with the purchase of 8% convertible promissory notes at $67.50 per share. As a result of the note conversions, the Company issued three-year placement agent warrants to purchase an aggregate of 1,063 shares of common stock at an exercise price of $67.50 per share.

The foregoing securities were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”) for transactions of an issuer not involving a public offering and/or Rule 506 of Regulation D or Regulation S under the Act.

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

Interest

Interest consists of fees associated with factoring our receivables and interest expense associated with our notes payable.

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

Induced note conversion

Induced note conversion expense represents the incremental value of securities received in excess of the carrying value of the debt pursuant to an inducement offer.

Loss on extinguishment

Costs associated with the extension of the 12% notes, primarily the incremental value of the amended warrants.

Other income

Other income generally represents non-recurring income.

Results of Operations

Year ended December 31, 2013 Compared to the Year ended December 31, 2012

Overview

We reported net losses of $6,482,307 and $9,593,685 for the years ended December 31, 2013 and 2012, respectively. The decrease in net loss of $3,111,378 is primarily due to a $5,479,532 net decrease in operating expenses primarily as a result of approximately $2,750,000 of lower wages related to a reduction in headcount and decreased stock-based compensation expenses of approximately $1,330,000 partially offset by an increase of $1,055,037 in other expenses and a $1,313,117 decrease in gross profit on lower revenues.

Revenues

Our revenues for the year ended December 31, 2013 were $1,958,682 as compared to revenues of $3,253,436, for the year ended December 31, 2012. Revenues decreased by $1,294,754 or 40%. Licensing revenues were $323,575 as compared to $1,709,868 in the prior year, a decrease of $1,386,293, or 81%, due to new license purchases by a single customer in 2012 that did not reoccur in 2013. Maintenance revenues were $1,212,974 as compared to $1,112,136 in the prior year, an increase of $100,838, or 9%, primarily due to the recognition of revenue on increased maintenance renewals sold during the year. Subscription revenues were $121,166 as compared to $250,062, a decrease of $128,896, or 52%, due to a general decrease in subscription customers. Professional service revenues were $300,967 as compared to $181,370 in the prior year, an increase of $119,597 or 66%, as a result of the delivery of services on increased professional service contracts.

Direct cost of revenues

The direct cost of revenues during the years ended December 31, 2013 and 2012 was $594,319 and $575,956, respectively, representing an increase of $18,363 or 3%. The direct cost of revenues as a percentage of revenues was approximately 30% and 18% for the periods ended December 31, 2013 and 2012, respectively. The increase in direct cost of revenues was primarily related to royalty expenses associated with the licensing of Intel DCM software which commenced in June of 2012. It is impractical for the Company to break out direct cost of revenues by the types of revenues cited in the revenue discussion above.

Sales and marketing expenses

Sales and marketing expenses decreased by $3,343,039, or 72%, in 2013 to $1,296,244 from $4,639,283 in 2012. The decrease in sales and marketing expenses was due to lower commission expense, wages and benefits (approximately $2,350,000) and stock-based compensation expense (approximately $420,000) associated with significant headcount reductions and lower revenues.

Research and development expenses

Research and development expenses decreased by $790,770, or 36%, in 2013 to $1,433,134 from $2,223,904 in 2012. The decrease was due primarily to lower wages and stock-based compensation expense associated with headcount reductions. While we have previously curtailed research and development expenditures due to cash constraints, we expect to ramp up research and development expenditures in the future as working capital becomes available.

General and administrative expenses

General and administrative expenses were $2,754,727 in 2013 as compared to $4,100,450 in 2012, a decrease of $1,345,723 or 33%. The decrease primarily resulted from a reduction in non-cash stock-based compensation expense (approximately $640,000) and a decrease in legal expenses and contracted financial services expense (approximately $270,000), and other general cost reduction measures enacted by management.

Interest

Interest expense was $1,204,756 for 2013 as compared to $465,815 for 2012, representing an increase of $738,941, or 159%. The increase was attributable to an increase in factor fees and interest accrued on outstanding notes payable as compared to the year ended December 31, 2012.

Amortization of debt discount

During 2013, we recorded $388,361 of amortization of debt discount as compared to $604,605 in 2012, representing a decrease of $216,244, or 36%, due to the timing of the recognition of debt discount expense.

Amortization of deferred financing costs

During 2013, we recorded $238,012 of amortization of deferred financing costs as compared to $49,662 in 2012, a decrease of $188,350, or 379%, which represents amortization of additional deferred financing costs incurred in connection with the Units Offering and other prior debt financings.

Induced note conversion

During 2012, we recorded $76,736 of induced note conversion expense which represents the incremental value of the securities received pursuant to the inducement offer.

Loss on extinguishment

During 2013, we recorded expense of $531,436 which represents the excess value of equity securities issued to converting noteholders above the carrying value of the debt. During 2012, we recorded expense of $113,925 which represents the maturity extension of the 12% convertible notes sold in May and June 2012.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	December 31, 2013	December 31, 2012

Cash	$53,078	$16,799
Working Capital Deficiency	$(8,270,585)	$(7,194,585)
Notes Payable (Gross - Current)	$608,945	$1,508,945

Due to our brief history and historical operating losses, our operations have not been a source of liquidity, and our primary sources of liquidity have been our factoring relationship, debt and proceeds from the sale of our equity securities in several private placements. Our current business plan requires us to raise additional capital in order to fund near term operating deficits, incremental legal and accounting associated with being a public company, additional product development, repayment of our factor, payment of IRS payroll tax liabilities and payment of legal settlements.

During late 2013, we have relied upon our factoring relationship to fund our short term working capital requirements. This has included unsecured borrowings which are expected to be repaid from future capital raising activities. Due to the current tax liens, we are in default of our factoring arrangement. As such, the factor could demand full repayment of the outstanding balance at any time.

In September 2013, we completed a private offering that had commenced in June 2013 (the “Units Offering”) in which we sold an aggregate of $2,451,918 of units of our securities at a price of $10,000 per unit. The closings resulted in aggregate net proceeds of $771,751 ($2,451,918 of gross proceeds less $1,253,103 of debt conversions (relating to debt we previously borrowed) less $427,064 of issuance costs). Each unit (an “Offering Unit”) consisted of (i) a $10,000 principal amount of one year 12% secured convertible promissory note (the “Offering Notes”) and (ii) a five-year warrant to purchase 267 shares of common stock at a price of $3.00 per share at any time after the maturity date of the Offering Notes (the “Offering Warrants”). Effective March 10, 2014, the holders of the Offering Notes converted the notes into an aggregate of 5,551,236 shares of our common stock and cancelled the Offering Warrants.

In August and September 2013, we borrowed an aggregate of $310,000 via short-term interest free loans from two unaffiliated shareholders. On January 22, 2014, the shareholders agreed to convert their loans into units of our securities, at a conversion rate of $0.50 per unit, with each unit consisting of one share of our common stock and one 5-year warrant to purchase one share of our common stock, exercisable at $0.50 per share. As a result, in February 2014, we issued 620,000 shares of our common stock and 620,000 warrants.

In connection with the Units Offering, in July 2013, a holder of our 8% Convertible Promissory Note due August 30, 2013, converted its note in the amount of $106,533 (including outstanding principal and interest) into the Units Offering.

On April 12, 2013, May 15, 2013 and May 30, 2013, we borrowed $112,500, $200,035 and $150,035, respectively, via short-term interest free loans from an affiliate. The loans converted into the securities sold by us in the Units Offering.

During the three months ended March 31, 2013, we completed two closings of a private placement offering pursuant to which we sold 3,334 units for gross proceeds of $150,000, at a purchase price of $45.00 per unit. We used the net proceeds of $129,999 from the closings for general working capital. In connection with the two closings, the placement agent (i) was paid aggregate cash commissions of $15,000 and (ii) received broker warrants to purchase 3,334 shares of common stock.

In January 2013, holders of our 8% convertible promissory notes, which were originally issued in June through August 2012, converted their notes in the aggregate principal amount of $800,000 (and $33,281 of accrued and unpaid interest thereon) into units at a conversion price of $29.25 per unit. As a result of such conversion, we issued to the holders of such notes 28,489 shares of our common stock and 28,489 PPO Warrants. In addition, as part of such conversion, we agreed to fix the exercise price of 2,667 warrants issued in connection with the purchase of 8% convertible promissory notes at $67.50 per share. As a result of the note conversions, the Company issued three-year placement agent warrants to purchase an aggregate of 1,063 shares of common stock at an exercise price of $67.50 per share.

During the year ended December 31, 2012, we had three closings under an offering pursuant to which an aggregate of 14,523 Units were sold, resulting in $1,447,114 of aggregate net proceeds ($1,633,750 of gross proceeds less $186,636 of issuance costs). In connection with the closings, an aggregate of 14,523 shares of common stock and Investor Warrants to purchase 3,631 shares of common stock were issued. The Investor Warrants are redeemable in certain circumstances, are exercisable for a period of five years at an exercise price of $300.00 per full share of common stock and are subjected to weighted average anti-dilution protection.

In April and May 2012, we completed and closed an offering of ninety day 12% convertible promissory notes (the “12% Notes”) in which we sold an aggregate principal amount of $580,000 in notes to five investors. Each of the 12% Notes was scheduled to mature ninety days after issuance and was convertible, at the option of the holder, into Company units, at a price of $120.00 to $135.00 per unit, each unit consisting of 0.0033333 shares of our common stock and one warrant representing the right to purchase 0.0033333 shares of our common stock for a period of five years from issuance at an exercise price of $240.00 to $300.00 per share. The warrants are exercisable on a cashless basis and contain weighted average anti-dilution price protection (see Note 7 – Notes Payable in the accompanying financial statements for more details).

In June, July and August 2012, we completed and closed on $1,050,000 of Bridge Units which consists of a twelve month 8% convertible note (the “8% Notes”) and a warrant (the “Bridge Warrant”). Through December 31, 2013, $900,000 of the convertible notes, plus accrued interest have been exchanged for an aggregate of 31,967 shares of common stock and a warrant to purchase 31,967 shares of common stock at an exercise price of $90.00 per share, pursuant to an inducement offer. An additional $100,000 of convertible notes were exchanged into the aforementioned Units Offering. As of December 31, 2013, $50,000 of 8% Notes remain outstanding.

During the year ended December 31, 2012, we had seven closings of a private offering that commenced on September 1, 2012 (the “PPO”), pursuant to which an aggregate of 23,142 PPO Units were sold at a price of $45.00 per PPO Unit, resulting in $878,051 of aggregate net proceeds ($1,041,350 of gross proceeds less $163,299 of issuance costs). Each PPO Unit consists of 0.0033333 shares of common stock and a PPO Warrant, such that investors received an aggregate of 23,142 shares of common stock and PPO Warrants to purchase 23,142 shares of our common stock.

The proceeds from these financing activities were used to support the general working capital needs of the business. We do not currently anticipate any material capital expenditures.

Availability of Additional Funds

As a result of the above developments, we raised additional cash and converted most of our indebtedness into equity. Although we do not currently anticipate any material capital expenditures, as of the filing date of this Annual Report, we still need to raise additional capital to meet our liquidity needs for operating expenses, product development, repayment of our factor, payment of IRS payroll tax liabilities and payment of legal settlements. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations.

Years Ended December 31, 2013 and 2012

Operating Activities

Net cash used in operating activities for the years ended December 31, 2013 and 2012 amounted to $3,570,535 and $4,779,046 respectively. During the year ended December 31, 2013, the net cash used in operating activities was primarily attributable to the net loss of $6,482,307, partially offset by $1,539,020 of net non-cash expenses and $1,372,752 was generated from changes in operating assets and liabilities. During the year ended December 31, 2012, the net cash used in operating activities was primarily attributable to the net loss of $9,593,685, partially offset by $2,851,097 of net non-cash expenses and $1,963,542 was generated from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2013 and 2012 amounted to $10,744 and $378,788, respectively. Acquisition of intangible assets (shapes acquired from a graphic designer for our database library that are schematics of specific computer equipment) for the years ended December 31, 2013 and 2012 amounted to $6,839 and $96,341, respectively.  Acquisition of tangible assets (property and equipment) for the years ended December 31, 2013 and 2012 amounted to $3,905 and $291,348 (primarily related to expenditures for technology for new hires and furniture for the Folsom, California office in 2012), respectively. Cash constraints caused the Company to limit its acquisition of tangible and intangible assets during the year ended December 31, 2013.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2013 and 2012 amounted to $3,617,558 and $4,561,190, respectively. For the year ended December 31, 2013, the net cash provided by financing activities resulted primarily from the $1,206,206 net proceeds from debt financings (gross proceeds of $1,661,385 less $455,179 of issuance costs), $1,971,353 of net advances from our factor, $310,000 in proceeds from short term advances and $129,999 net proceeds from equity financings (gross proceeds of $150,000 less $20,001 of issuance costs). For the year ended December 31, 2012, the net cash provided by financing activities resulted primarily from $2,325,164 net proceeds from equity financings (gross proceeds of $2,675,100 less $349,936 of issuance costs), $1,507,769 net proceeds from debt financings (gross proceeds of $1,630,000 less $122,231 of issuance costs) and $712,208 of net advances from our factor.

Liquidity, Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 2 to the accompanying consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and have suffered substantial recurring losses from operations since our inception, which conditions raise substantial doubt that we will be able to continue operations as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

In addition, as of April 11, 2014, we have unpaid payroll taxes relating to the third and fourth quarters of 2010, the first quarter of 2011, the third and fourth quarters of 2012, and the first and second quarters of 2013 in the aggregate amount of approximately $1,567,000. The IRS had placed federal tax liens against us that aggregate to approximately $1,567,000 in connection with the unpaid payroll taxes. The IRS had begun collection proceedings against us and has moved forward in placing a levy against our bank accounts. On April 11, 2014, the IRS agreed to suspend further collection efforts until July 15, 2014, in order to allow us time to file an installment payment agreement for their approval. In addition, due to the current tax liens, we are in default of our factoring arrangement. As such, the factor could demand full payment repayment of the outstanding balance at any time.

We presently have enough cash on hand to sustain our operations for approximately forty-five days. We require additional capital to meet our liquidity needs to sustain our operations, pay our obligations and execute our business plan. We are currently in discussions with alternative sources in that regard and anticipate that we will be successful in raising necessary additional capital but there can be no assurance that it will occur. If we are unable to obtain additional financing on a timely basis and, notwithstanding any request we may make our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to delay note and vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code. As a result, our auditors have issued a going concern opinion in conjunction with their audit of our December 31, 2013 consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and reported amounts of revenues and expenses in the financial statements and the accompanying notes. Actual results could differ from those estimates. Our significant estimates and assumptions relate to stock-based compensation, the useful lives of fixed assets and intangibles, valuation allowance for income taxes, bad debts and factoring fees, and fair value of convertible financial instruments.

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

For software arrangements with multiple elements, which in our case are comprised of (1) licensing fees, (2) professional services, and (3) maintenance/support, revenue is recognized dependent upon whether vendor specific objective evidence (“VSOE”) of fair value exists for separating each of the elements. Licensing rights are generally delivered at time of invoice, professional services are delivered within one to six months and maintenance is for a twelve month contract. Accordingly, licensing revenues are recognized upon issuance of invoice, professional services are recognized when all services have been delivered and maintenance revenue is amortized over a twelve month period. We determined that VSOE exists for both the delivered and undelivered elements of our multiple-element arrangements. We limit our assessment of fair value to either (a) the price charged when the same element is sold separately or (b) the price established by management having the relevant authority. There may be cases, however, in which there is objective and reliable evidence of fair value of the undelivered item(s) but no such evidence for the delivered item(s). In those cases, the selling price method is used to allocate the arrangement consideration, if all other revenue recognition criteria are met. Under the selling price method, the amount of consideration allocated to the delivered item(s) is calculated based on estimated selling prices.

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

Recent Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205) - Liquidation Basis of Accounting." This ASU addresses the requirements and methods of applying the liquidation basis of accounting and the disclosure requirements within Accounting Standards Codification ("ASC") Topic 205 for the purpose of providing consistency between the financial reporting of U.S. GAAP liquidating entities. Generally, this ASU provides guidance for the preparation of financial statements and disclosures when liquidation is imminent. This ASU is effective for periods beginning after December 15, 2013 and is only expected to have an impact on our consolidated financial statements or disclosures if liquidation of the Company became imminent.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU addresses the requirements regarding the financial statement presentation of an unrecognized tax benefit within ASC Topic 740 for the purpose of providing consistency between the financial reporting of U.S. GAAP entities. Generally, this ASU provides guidance for the preparation of financial statements and disclosures when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for periods beginning after December 15, 2013 and is not expected to have a material impact on our consolidated financial statements or disclosures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the quarter ended December 31, 2013, we performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

As part of our Form 10-K for the year ended December 31, 2012, we concluded that, “During the audit of our consolidated financial statements as of and for the years ended December 31, 2012, our independent registered public accounting firm suggested adjusting journal entries that were made by us in connection with the preparation of our audited consolidated financial statements. The SEC has stated that the delivery of adjusting journal entries by an independent registered public accounting firm creates a presumption that a material weakness in internal controls exists.” During subsequent months, we have evaluated the root cause(s) for the adjusting journal entries and documented key process flows from our risk assessment.  In addition, we have implemented improvements in controls designed to mitigate these issues including increased reconciliations, improved electronic and physical record retention, and changes of personnel and processes.  During the fourth quarter of 2013, management completed its assessment of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On January 21, 2014, Jeff Winzeler, Chief Financial Officer and Secretary notified us of his decision to resign. His last working day was January 31, 2014. Mr. Winzeler left to pursue another opportunity in a non-competing industry and did not resign as the result of any disagreement with us on any matter relating to our operations, policies or practices. Guy A. Archbold, our President, Chief Executive Officer and Chairman of the Board of Directors, assumed the additional role of interim Chief Financial Officer, effective January 31, 2014, pending a search for Mr. Winzeler’s replacement.  Given the Company’s current sparse liquidity, the finance function has been operated on a lean basis, which, combined with the absence of a full-time Chief Financial Officer, could result in less than optimal segregation of duties or financial reporting issues.  Mr. Archbold has contracted with a consulting firm with financial reporting expertise in order to supplement, supervise and monitor the current finance function and ensure that accurate financial statements are produced on a timely basis.

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

No Attestation Report of Registered Public Accounting Firm

This Annual Report does not contain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because the rules for smaller reporting companies provide for this exemption.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date First Appointed a Director

Guy A. Archbold	62	Chief Executive Officer, President, Interim Chief Financial Officer and Chairman of the Board of Directors	September 30, 2011
Edward Feighan	66	Director	September 21, 2011
Michael Feinberg	69	Director	January 6, 2012
J. Sherman Henderson III	71	Director	September 21, 2011
John Kyees	67	Director	July 18, 2012

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Our executive officers are appointed by the Board of Directors and serve at its pleasure.

Certain biographical information for each of our executive officers and directors is set forth below.

Guy A. Archbold was appointed as a director and our Chief Executive Officer and President on September 30, 2011 and became the Chairman of our Board of Directors on January 6, 2012. He became our Chief Financial Officer, on an interim basis, effective as of February 1, 2014. Mr. Archbold has more than 30 years of senior management and entrepreneurial experience in Finance, Investment Banking, Merchant Banking, Venture Capital, Portfolio Management and Alternative Green Energy, which makes him well-positioned for his role as a director. From June 2009 through September 2011, Mr. Archbold worked for Black Diamond Financial Group, LLC, a manager of limited partnerships involved in venture capital investments, as a Director and Portfolio Advisor. From March 2001 through August 2008, he was President, Chief Executive Officer and Chairman for Chapeau, Inc. dba BluePoint Energy, an energy management company which provided state-of-the-art, technology based, environmentally responsible (green), demand response and combined heat and power solutions to commercial and industrial users across the majority of the public and private industry sectors including hospitality, retail, healthcare, manufacturing and government. Chapeau, Inc. filed a voluntary petition for reorganization under Chapter 11 in the U.S. Bankruptcy Court of the District of Nevada on October 31, 2008.

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

Michael Feinberg was appointed to our Board of Directors on January 6, 2012. Mr. Feinberg has 47 years of experience as a property developer, owner and investor. He has owned and/or developed residential and office buildings in the greater metropolitan New York and South Florida areas. During at least the past five years, Mr. Feinberg has been the owner and designed the golf course at The Club at Emerald Hills in Hollywood, Florida. He was also one of the earlier financiers of Ultimate Software, a leading provider of end-to-end strategic human resources, payroll and talent management solutions and is an investor in the funds managed by Black Diamond Financial Group LLC, a manager of limited partnerships involved in venture capital investments. Mr. Feinberg’s experience as an entrepreneur and in venture capital investments makes him a valuable addition to our Board of Directors.

Key Attributes, Experience and Skills: Mr. Feinberg’s 47 years of experience as a property developer, owner and investor, combined with his experience as an entrepreneur and in venture capital investment, including his relationship with Black Diamond Financing Group, LLC, one of our major shareholder, provides our Board of Directors with significant management insight in capital formation.

J. Sherman Henderson III was appointed to our Board of Directors on September 21, 2011. Mr. Henderson has more than 39 years of business experience, including roles spanning company ownership, sales, marketing and management, which provides him with valuable expertise to assist the Company. He began his career in the telecom industry in 1986, when he oversaw Charter Network, a long-distance carrier serving the Midwestern United States. Mr. Henderson founded Lightyear Network Solutions, which began operations as UniDial, an established provider of data, voice and wireless telecommunication services to approximately 60,000 business and residential customers throughout North America, in 1993 in Louisville, Kentucky and served as its chief executive officer from its founding until May 2011. He currently serves as its chairman emeritus. He also serves as a director of Beacon Enterprise Solutions Group Inc. and is a member of that company’s compensation committee. Mr. Henderson served six terms as chairman of COMPTEL, the leading association representing competitive communications service providers and their supplier partners. Mr. Henderson earned a Bachelor’s degree in Business Administration from Florida State University.

Key Attributes, Experience and Skills: Mr. Henderson’s 39 years of business experience, including roles spanning company ownership, sales, marketing and management, provides him with valuable expertise to assist the Company.

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

Stephen O’Donnell. Effective January 27, 2012, we appointed Stephen O’Donnell to be the founding member and Chairman of the Rackwise, Inc. Industry Advisory Board. Mr. O’Donnell is a globally recognized authority on data centers and information technology (“IT”) operations and an acknowledged expert in green IT and sustainability. Mr. O’Donnell has over 30 years international senior management experience within large multinational organizations. He has served as CEO at MEEZA, a Qatar Foundation Joint Venture and leading provider of IT and related solutions services in Qatar. He has also served as Managing Director at Enterprise Strategy Group, a leading, integrated, full-service IT analyst and business strategy firm. Mr. O’Donnell was Global Head of Data Centers at UK-based BT (formerly British Telecom), one of the world’s largest communications services company. He has held senior positions at other technology and financial services-based global enterprises, including First Data Corporation, Cable & Wireless, Lehman Brothers and Deutsche Bank. Mr. O’Donnell has served on the Advisory Board at Fusion-io and is currently Chairman of the Advisory Board at Violin Memory, both US-based companies pioneering enabling technologies for advancements in data center operations. The arrangement with Mr. O’Donnell provides for a term of thirty-six (36) months and the grant of options to purchase 1,000 shares of our common stock at an exercise price of $103.50 per share, vesting ratably at the end of each of the first 12 quarterly periods from the effective date of his appointment to the Advisory Board.

Steve Biondi. Mr. Biondi was appointed to join Mr. O’Donnell on the Advisory Board in March 2012. Mr. Biondi brings to the Advisory Board more than 30 years of senior management experience in the technology industry with a reputation for leading sales and product development teams in multinational organizations. Mr. Biondi was recently appointed and currently serves as President of North America Operations at Micro Focus, a provider of enterprise application modernization, testing and management solutions. Prior to joining Micro Focus, Mr. Biondi served as Vice President, OEM Sales for North and South America at VMware, a global leader in virtualization and cloud infrastructure solutions enabling businesses to optimize information technology (IT) resources in the Cloud Era. Previous to VMware, Mr. Biondi held a range of leadership and executive roles in General Business and the Software Group during his career of more than 20 years at International Business Machines Corporation, including Worldwide Director of Software Sales for Small and Mid-Size Customers. In joining the Advisory Board, Mr. Biondi was granted options to purchase 834 shares of our common stock at an exercise price of $103.50 per share, vesting ratably at the end of each of the first 12 quarterly periods from the effective date of his appointment to the Advisory Board.

Harkeeret Singh. Mr. Singh was appointed to the Advisory Board as of May 1, 2012. Mr. Singh brings to the Advisory Board an extensive background and industry reputation as one of the primary enablers advocating greener and more sustainable information technology infrastructure strategies. He is currently Global Head of Energy and Sustainable IT at Thomson Reuters, the world’s leading source of intelligent information for businesses and professionals. In this role, Mr. Singh is responsible for energy efficiency and sustainability across technology operations, including Data Centers, Servers, Storage, Network and Desktop. In addition, Mr. Singh has performed substantial research of data centers and information technology environments in both Europe and the United States in particular pursuit of advancing energy responsible principles and working across traditional boundaries to achieve holistic efficiency. Prior to joining Thomson Reuters, Mr. Singh served in a variety of roles, including Head of Data Center Strategy, at UK-based BT (formerly British Telecom), one of the world’s largest communications services companies. In joining the Advisory Board, Mr. Singh was granted, subject to approval by our Board of Directors, options to purchase 834 shares of our common stock at an exercise price of $104.40 per share, vesting ratably at the end of each of the first 12 quarterly periods from the effective date of his appointment to the Advisory Board.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the fiscal year ended December 31, 2013, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock satisfied their Section 16(a) filing requirements, although certain reports were filed on a late basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended December 31, 2013 and 2012 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2013; (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the fiscal year ended December 31, 2013; and (iii) up to two additional individuals who received annual compensation during the fiscal year ended December 31, 2013 in excess of $100,000 and who were not serving as executive officers of at the end of the fiscal year ended December 31, 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)	Total ($)

Guy A. Archbold CEO, President and Executive Chairman of the Board (1)	2013 2012	250,000 250,000	15,000 0	0 0		0 55,775	(2)	0 0	0 0	0 0	265,000 305,775

Jeff Winzeler CFO, Secretary and Treasurer (3)	2013 2012	175,000 165,000	10,000 0	0 34,500	(4)	0 338,100	(5)	0 0	0 0	0 0	185,000 537,600

(1)	Guy A. Archbold was appointed as our Chief Executive Officer and President on September 30, 2011 and became our Chairman of the Board of Directors on January 6, 2012.

(2)	Represents the grant date value of Mr. Archbold’s January 9, 2012 option grant received for his services as a director of the Company, computed in accordance with FASB ASC Topic 718.

(3)	Jeff Winzeler was appointed as our Chief Financial Officer on January 23, 2012, and was subsequently appointed as our Secretary and Treasurer on November 30, 2012. Effective as of January 31, 2014, Mr. Winzeler, resigned from the Company to pursue another opportunity in a non-competing industry.

(4)	Represents the grant date value of Mr. Winzeler’s January 23, 2012 restricted stock grant, computed in accordance with FASB ASC Topic 718.

(5)	Represents the (a) $225,400 grant date value of Mr. Winzeler’s January 23, 2012 option grant, computed in accordance with FASB ASC Topic 718 and the (b) $112,700 grant date value of Mr. Winzeler’s February 15, 2012 option grant, computed in accordance with FASB ASC Topic 718.

Employment Agreements

We entered into an employment agreement with Guy A. Archbold as of September 30, 2011, whereby he agreed to serve as our Chief Executive Officer, President and Chairman of the Board of Directors. The agreement is for an initial period of three years and provides for an annual base salary of $250,000. Mr. Archbold is eligible to earn a bonus upon meeting specified performance standards, to be established by the Company. On January 9, 2012, we granted Mr. Archbold non-statutory stock options to purchase 23,000 shares of common stock pursuant to his employment agreement but outside of our 2011 Equity Incentive Plan, which are vested and are exercisable at a price of $103.50 per share. In addition, on January 9, 2012, we granted Mr. Archbold options to purchase 834 shares of common stock outside of our 2011 Equity Incentive Plan for services as our Chairman of the Board of Directors, which vested on July 18, 2012 and are exercisable at a price of $103.50 per share. All vested options survive the termination of the agreement and/or the termination of employment. Mr. Archbold’s employment may only be terminated for “just cause” (as defined in the agreement).

Effective January 23, 2012, we entered into an employment agreement with Jeff Winzeler to serve as our Chief Financial Officer. In connection with his appointment, Mr. Winzeler received (i) an annual base salary of $175,000; (ii) eligibility for bonus compensation; (iii) options to purchase 3,334 shares of common stock under our 2011 Plan, vesting over a period of three years and exercisable at a price of $103.50 per share; and (iv) 334 shares of our restricted common stock. On January 23, 2012, we granted Mr. Winzeler options to purchase 3,334 shares of common stock under our 2011 Plan, vesting over a period of three years and exercisable at a price of $103.50 per share. In the event that Mr. Winzeler was terminated without reasonable cause, he would be entitled to a severance payment equal to six months of his base salary at the time of termination. Effective as of January 31, 2014, Mr. Winzeler, resigned from the Company to pursue another opportunity in a non-competing industry.

Outstanding Equity Awards at Fiscal Year Ended December 31, 2013

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Guy A. Archbold, CEO, President and Executive Chairman of the Board	23,000 834	0 0	0 0	103.50 103.50	1/9/22 1/9/22	0 0	0 0	0 0	0 0

Jeff Winzeler CFO, Secretary and Treasurer	1,112 556	2,222 (a) 1,111 (b)	0 0	103.50 103.50	1/23/22 2/15/22	0 0	0 0	0 0	0 0

(a)	Shares vest as follows: 1,111 on January 23, 2014 and 1,111 on January 23, 2015.

(b)	Shares vest as follows: 556 on February 15, 2014 and 555 on February 15, 2015.

Director Compensation

The following table summarizes compensation earned by our non-employee directors during the year ended December 31, 2013:

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Edward F. Feighan	2013	$-	$-	$-	$-	$-	$-	$-
Michael Feinberg	2013	$-	$-	$-	$-	$-	$-	$-
J. Sherman Henderson III	2013	$-	$-	$-	$-	$-	$-	$-
John Kyees	2013	$-	$-	$-	$-	$-	$-	$-
William Andrew (1)	2013	$-	$-	$-	$-	$-	$-	$-

(1)	Resigned as a director on May 29, 2013.

On January 9, 2012, our Board of Directors granted each of our then five directors options to purchase 834 shares of our common stock at an exercise price of $103.50 per share, vesting in three equal installments (or 278 shares) on each of September 21, 2012, 2013 and 2014.

Effective July 18, 2012 we accelerated the vesting on the January 9, 2012 options previously issued to the members of our board of directors, the result being that such options vested immediately. In addition, we authorized an aggregate of 5,834 new non-plan, non-statutory options to members of our board of directors including 834 options to each incumbent member, excluding Guy A. Archbold who waived his right to receive such additional options, and 1,667 options to each of our two new members, John Kyees and William Andrew. The options issued to the incumbent members vested on the first anniversary of their respective engagements as directors. 834 of the options issued to each of the new board members vested on issuance and the remaining 834 options issued to such members vested on the first anniversary of their respective appointments. All of the newly issued director options have an exercise price equal to the fair market value of our common stock on the date of grant and have a ten year term subject to earlier forfeiture.

Upon his resignation on May 29, 2013, 834 options originally issued to William Andrew were forfeited. On August 29, 2013, the remaining 833 options were forfeited, such that no options held by Mr. Andrew were outstanding at December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 10, 2014 by:

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

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership(2)		Percentage of Class(3)

Guy A. Archbold	Common Stock	23,834	(4)	*
Edward Feighan	Common Stock	20,752	(5)	*
Michael Feinberg	Common Stock	5,969	(6)	*
Sherman Henderson	Common Stock	1,668	(7)	*
John Kyees	Common Stock	9,109	(8)	*

All directors and executive officers as a group (5 persons)		61,332(4) (5)(6)(7)(8)		*

Black Diamond Financial Group LLC 1610 Wynkoop Street, Suite 400 Denver, CO 80202	Common Stock	3,283,845	(9)	47.03%

Navesink RACK, LLC 1200 Federal Highway, Suite 200 Boca Raton, FL 33432	Common Stock	2,775,618	(10)	41.91%

* Less than 1%.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Rackwise, Inc., 2365 Iron Point Road, Suite 190, Folsom, CA 95630.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 10, 2014 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Percentage based upon 6,622,017 shares of our common stock outstanding as of April 10, 2014.

(4)	Consists of (i) 2,300 options which vested on September 30, 2011 in connection with Mr. Archbold’s appointment as our CEO and President, (ii) 20,700 options which vested on November 29, 2011 and (iii) 834 director options which vested on July 18, 2012. All of such options have an exercise price of $103.50 per share.

(5)	Includes (a) (i) 502 5-year warrants with an exercise price of $20.07 acquired on January 6, 2012, (ii) 7,893 7-year warrants exercisable on or before April 17, 2019 at an exercise price of $63.36, (iii) 2,359 5-year warrants with an exercise price of $21.21 acquired on October 4, 2012 and (iv) 4.718 5-year warrants with an exercise price of $21.21 acquired on January 13, 2013, and (b) (i) 834 options with an exercise price of $103.50 per share which vested on July 18, 2012 and (ii) 834 options with an exercise price of $104.40 per share which vested on September 21, 2012.

(6)	Includes (i) 3,113 5-year warrants with an exercise price of $40.17 acquired on December 5, 2011, (ii) 834 options with an exercise price of $103.50 per share which vested on July 18, 2012 and (iii) 834 options with an exercise price of $104.40 per share which vested on January 6, 2013.

(7)	Consists of (i) 834 options with an exercise price of $103.50 per share which vested on July 18, 2012 and (ii) 834 options with an exercise price of $104.40 per share which vested on September 21, 2012.

(8)	Includes (i) 3,169 5-year warrants with an exercise price of $40.17 acquired on September 21, 2011, (ii) 1,582 5-year warrants with an exercise price of $63.36 acquired on January 13, 2012, (iii) 834 options which vested on July 18, 2012 and (iv) 834 options which vested on July 18, 2013. All of the options have an exercise price of $104.40 per share.

(9)	Includes (a) 10,995 shares of our common stock and 26,382 shares of our common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days of April 10, 2014 owned by Black Diamond Financial Group LLC (“BDFG”), (b) 78,288 shares of our common stock and 192,084 shares of our common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days of April 10, 2014 owned by Black Diamond Holdings LLC (“BDH”), (c) 56,859 shares of our common stock and 139,685 shares of our common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days of April 10, 2014 owned by Rackwise Funding LLC (“Rackwise Funding”), and (d) 1,138 shares of our common stock and 2,796 shares of our common stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days of April 10, 2014 owned by MFPI Partners LLC (“MFPI”). BDFG is the manager of BDH and Rackwise Funding. Patrick Imeson is the manager of BDFG and MFPI and, to our knowledge, has sole voting and investment power with respect to the securities owned by BDFG, BDH, Rackwise Funding and MFPI. Mr. Imeson may be deemed to beneficially own the securities held by BDFG, BDH, Rackwise Funding and MFPI.

(10)	Alan D. Goddard and Michael Lichtenstein are the managing members of Navesink RACK, LLC and have sole voting and investment power with respect to the shares owned by Navesink RACK, LLC. Messrs. Goddard and Lichtenstein maybe deemed to beneficially own the shares held by Navesink RACK, LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2013, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	20,369	$102.62	24,631

Equity compensation plans not approved by security holders	41,942	$103.63	1,200,000	(1)

Total	62,311	$103.30	1,224,631

(1)	Additional securities may become available for issuance pursuant to the evergreen provision of the 2013 Equity Incentive Plan which provides for a reset on January 1 of each year commencing January 1, 2014 which increases the number of shares issuable under the 2013 Equity Incentive Plan to an amount which equals 20% of the total number of shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year.

2011 Equity Incentive Plan

Our Board of Directors and stockholders owning a majority of our outstanding shares adopted the 2011 Equity Incentive Plan (the “2011 Plan”) on September 20, 2011. A total of 45,000 shares of our common stock are reserved for issuance under the 2011 Plan. If an incentive award granted under the 2011 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2011 Plan.

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

Grants

The 2011 Plan authorizes the grant to eligible recipients of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and stock appreciation rights, as described below:

•	Options granted under the plans entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of common stock covered by an option cannot be less than the fair market value of the common stock on the date of grant unless agreed to otherwise at the time of the grant. Such awards may include vesting requirements.

•	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•	The compensation committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•	Stock awards are permissible. The compensation committee will establish the number of shares of common stock to be awarded and the terms applicable to each award, including performance restrictions.

•	Stock appreciation rights or SARs, entitle the participant to receive a distribution in an amount not to exceed the number of shares of common stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of common stock on the date of exercise of the SAR and the market price of a share of common stock on the date of grant of the SAR.

Duration, Amendment, and Termination

The Board may amend, suspend or terminate the 2011 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2011 Plan terminates ten years after it was adopted.

2013 Equity Incentive Plan

Our Board of Directors adopted the 2013 Equity Incentive Plan (the “2013 Plan”) on December 18, 2013. A total of 1,200,000 shares of our common stock are reserved for issuance under the 2013 Plan subject to increase under the evergreen provision of the 2013 Plan which provides for an annual increase in the number of securities issuable under the 2013 Plan, such that the amount of securities issuable under the 2013 Plan can be increased to an amount which is equal to up to 20% of the total number of shares outstanding at the end of the previous fiscal year. If an incentive award granted under the 2013 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2013 Plan.

Shares issued under the 2013 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity are not expected to reduce the maximum number of shares available under the 2013 Plan. In addition, the number of shares of common stock subject to the 2013 Plan and the number of shares and terms of any incentive award are expected to be adjusted in the event of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Administration

It is expected that the compensation committee of the Board, or the Board in the absence of such a committee, will administer the 2013 Plan. Subject to the terms of the 2013 Plan, the compensation committee would have complete authority and discretion to determine the terms of awards under the 2013 Plan.

Eligible Recipients

Any officer or other employee of the Company or its affiliates, or an individual that the Company or an affiliate has engaged to become an officer or employee, or a consultant or advisor who provides services to the Company or its affiliates, including a non-employee director of the Board, is eligible to receive awards under the 2013 Plan.

Grants

The 2013 Plan authorizes the grant to eligible recipients of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and stock appreciation rights, as described below. However, unless shareholder approval of the 2013 Plan is obtained on or prior to December 17, 2014, all options issuable under the 2013 Plan shall be non-qualified stock options.

•	Options granted under the plans entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of common stock covered by an option cannot be less than the fair market value of the common stock on the date of grant unless agreed to otherwise at the time of the grant. Such awards may include vesting requirements.

•	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•	The compensation committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•	Stock awards are permissible. The compensation committee will establish the number of shares of common stock to be awarded and the terms applicable to each award, including performance restrictions.

•	Stock appreciation rights or SARs, entitle the participant to receive a distribution in an amount not to exceed the number of shares of common stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of common stock on the date of exercise of the SAR and the market price of a share of common stock on the date of grant of the SAR.

Duration, Amendment, and Termination

The Board may amend, suspend or terminate the 2013 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2013 Plan terminates ten years after it was adopted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Notes Payable

See discussion under Item 5. Recent Sales of Unregistered Securities respecting Black Diamond Financial Group LLC and Navesink RACK, LLC.

Short-Term Loans

On April 12, 2013, May 15, 2013 and May 30, 2013 we borrowed $112,500, $200,035 and $150,035, respectively, via short-term interest free loans from an affiliate. The loans converted into the securities sold by us in the Units offering which was completed in September 2013.

Stock Options

See discussion above under Item 11. Executive Compensation.

Employment Agreements

See discussion above under Item 11. Executive Compensation — Employment Agreements.

PPO Units

During the quarter ended March 31, 2013, Edward Feighan, a director, purchased an aggregate of 1,667 of PPO Units in a private offering at a price of $45.00 per Unit, or an aggregate gross selling price of $75,000. Each PPO Unit consisted of (i) 0.0033333 of one share of our common stock and (ii) a warrant representing the right to purchase 0.0033333 of one share of our common stock, exercisable for a period of five years, at an exercise price of $90.00 per share.

Consulting Agreements

We paid $120,000 to an affiliate during 2013 in connection with the provision of financial advisory services.

Director Independence

Our Board has determined that each of Messrs. Feighan, Henderson and Kyees is independent within the meaning of applicable listing rules of The New York Stock Exchange, as amended from time to time and the rules promulgated by the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by Marcum LLP, our principal accountant for professional services rendered during the fiscal years ended December 31, 2013 and 2012 are set forth in the table below:

	Fiscal Years Ended December 31,
Fee Category	2013	2012

Audit fees (1)	$169,950	$154,250
Audit-related fees (2)	—	62,922
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$169,950	$217,172

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our Board of Directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board of Directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2013, were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

See Index to Financial Statements immediately following the signature page of this Annual Report.

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

In reviewing the agreements included or incorporated by reference as exhibits to this Annual Report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this Annual Report:

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization dated as of September 21, 2011 by and among Registrant, VNDI Acquisition Corp. and Visual Network Design, Inc. (a Delaware corporation) (1)
2.2	Certificate of Merger dated as of September 21, 2011 for the merger of VNDI Acquisition Corp. into Visual Network Design, Inc. (a Delaware corporation) (1)
3.1	Certificate of Incorporation of MIB Digital, Inc. (2)
3.2	Certificate of Incorporation of Cahaba Pharmaceuticals, Inc. (3)
3.3	Certificate of Merger of MIB Digital, Inc., with and into Cahaba Pharmaceuticals, Inc. (3)
3.4	Articles of Merger as filed with the Nevada Secretary of State on July 8, 2011 (4)
3.5	Agreement and Plan of Merger dated July 8, 2011 by and between Cahaba Pharmaceuticals, Inc. and Visual Network Design, Inc. (4)
3.6	Articles of Merger as filed with the Secretary of State of the State of Nevada on September 29, 2011 (5)
3.7	Agreement and Plan of Merger, dated September 29, 2011, by and between Visual Network Design, Inc. and Rackwise, Inc. (5)

3.8	Certificate of Amendment to the Articles of Incorporation of Rackwise, Inc., filed with the Secretary of State of the State of Nevada on July 29, 2013 (17)
3.9	Certificate of Amendment to the Articles of Incorporation of Rackwise, Inc., filed with the Secretary of State of the State of Nevada on November 27, 2013 *
3.10	By-Laws of the Registrant (1)
4.1	Form of Investor Warrant issued the investors in the November 2011 Private Placement Offering (1)
4.2	Form of Merger Warrant (1)
4.3	Form of Investor Warrant issued the investors in the January 2012 Private Placement Offering (6)
4.4	Form of Broker Warrant issued the investors in the January 2012 Private Placement Offering (6)
4.5	Form of 12% Senior Convertible Promissory Note (7)
4.6	Form of Warrant underlying 12% Senior Convertible Promissory Note (8)
4.7	Form of 8% Convertible Promissory Note (9)
4.8	Form of Warrant issued in connection with the issuance of the 8% Convertible Promissory Notes (10)
4.9	Form of Investor Warrant issued to the investors in the Third Private Offering (17)
4.10	Form of 12% Secured Convertible Promissory Note (18)
4.11	Form of Investor Warrant issued to the investors in the Units Offering (19)
10.1	2011 Equity Incentive Plan (1)
10.2	Employment Agreement dated as of September 30, 2011 by and between the Registrant and Guy A. Archbold (6)
10.3	Form of Subscription Agreement between the Registrant and the investors in the January 2012 Private Placement Offering (6)
10.4	Form of Registration Rights Agreement between the Registrant and the investors in the January 2012 Private Placement Offering (6)
10.5	Form of Securities Purchase Agreement by and among the Company and the investors set forth on the signature pages affixed thereto with respect to the purchase of (i) 8% Convertible Promissory Note and (ii) Warrant issued in connection with the issuance of the 8% Convertible Promissory Notes (11)
10.6	Amended and Restated Subscription Escrow Agreement, dated as of June 22, 2012, by and among the Registrant, Gottbetter Capital Markets, LLC, and CSC Trust Company of Delaware (12)
10.7	Placement Agency Agreement, dated as of June 22, 2012, by and between Gottbetter Capital Markets, LLC and the Registrant (13)
10.8	Subscription Escrow Agreement dated September 1, 2012, as amended, by and among the Registrant, Gottbetter Capital Markets, LLC, and CSC Trust Company of Delaware (Third Private Offering) (14)
10.9	Form of Subscription Agreement by and among the Registrant, Gottbetter Capital Markets, LLC, and CSC Trust Company of Delaware (Third Private Offering) (15)
10.10	Placement Agency Agreement, dated as of September 1, 2012, as amended, by and between Gottbetter Capital Markets, LLC and the Registrant (Third Private Offering) (16)
10.11	Form of Subscription Agreement by and among the Registrant and the investors in the Units Offering (20)
10.12	Form of Security Agreement by and among the Registrant and the investors in the Units Offering (21)
10.13	Guaranty, dated as of June 11, 2013, issued by Visual Network Design, Inc. in favor of the investors in the Units Offering (22)
10.14	Form of Collateral Agent Agreement by and among the Collateral Agent, Registrant and the investors in the Units Offering (23)

10.15	Placement Agency Agreement, dated as of April 10, 2013, as amended, by and among the Registrant, Gottbetter Capital Markets, LLC and Navesink RACK, LLC, as amended on June 5, 2013 (24)
10.16	Subscription Escrow Agreement dated March 28, 2013, by and among the Registrant, Gottbetter Capital Markets, LLC, Navesink RACK, LLC and CSC Trust Company of Delaware (25)
10.17	Amended and Restated Agreement dated as of March 10, 2014 by and among Black Diamond Financial Group, LLC, Navesink RACK, LLC and the Registrant (26)
10.18	2013 Equity Incentive Plan *
14.1	Code of Ethics (6)
21.1	List of Subsidiaries (1)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of interim Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certifications of interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

(1)	Filed with the Securities and Exchange Commission on September 27, 2011 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated September 21, 2011, which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on November 18, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1 (File Number 333-163172), which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on August 30, 2010 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated August 24, 2011, which exhibit is incorporated herein by reference.

(4)	Filed with the Securities and Exchange Commission on July 13, 2011 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated July 8, 2011, which exhibit is incorporated herein by reference.

(5)	Filed with the Securities and Exchange Commission on October 5, 2011 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated September 29, 2011, which exhibit is incorporated herein by reference.

(6)	Filed with the Securities and Exchange Commission on January 17, 2012 as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1 (File No 333-179020), which exhibit is incorporated herein by reference.

(7)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 26, 2012, which exhibit is incorporated herein by reference.

(8)	Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 26, 2012, which exhibit is incorporated herein by reference.

(9)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 6, 2012, which exhibit is incorporated herein by reference.

(10)	Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 6, 2012, which exhibit is incorporated herein by reference.

(11)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 6, 2012, which exhibit is incorporated herein by reference.

(12)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 6, 2012, which exhibit is incorporated herein by reference.

(13)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 6, 2012, which exhibit is incorporated herein by reference.

(14)	Filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2013, which exhibit is incorporated herein by reference.

(15)	Filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2013, which exhibit is incorporated herein by reference.

(16)	Filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2013, which exhibit is incorporated herein by reference.

(17)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2013, which exhibit is incorporated herein by reference.

(18)	Filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2013, which exhibit is incorporated herein by reference.

(19)	Filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2013, which exhibit is incorporated herein by reference.

(20)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2013, which exhibit is incorporated herein by reference.

(21)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2013, which exhibit is incorporated herein by reference.

(22)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2013, which exhibit is incorporated herein by reference.

(23)	Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2013, which exhibit is incorporated herein by reference.

(24)	Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2013, which exhibit is incorporated herein by reference.

(25)	Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2013, which exhibit is incorporated herein by reference.

(26)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2014, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RACKWISE, INC.

Dated: April 15, 2014	By: /s/ Guy A. Archbold
Name: Guy A. Archbold
Title: Chief Executive Officer, President, Interim Chief Financial Officer (Principal Executive Officer and Interim Financial and Accounting Officer) and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy A. Archbold	Chief Executive Officer, President,	April 15, 2014
Guy A. Archbold	Interim Chief Financial Officer (Principal Executive Officer and Interim Financial and Accounting Officer) and Chairman

/s/ Edward Feighan	Director	April 15, 2014
Edward Feighan

/s/ Michael Feinberg	Director	April 15, 2014
Michael Feinberg

	Director	April 15, 2014
Sherman Henderson

/s/ John Kyees	Director	April 15, 2014
John Kyees

Rackwise, Inc. and Subsidiary
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of

Rackwise, Inc.

We have audited the accompanying consolidated balance sheets of Rackwise, Inc. and Subsidiary, (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rackwise, Inc. and Subsidiary as of December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, at December 31, 2013, the Company has not achieved a sufficient level of revenues to support its business and has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

April 15, 2014

Rackwise, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2013	2012

Assets
Current Assets:
Cash	$53,078	$16,799
Accounts receivable, net of allowance for factoring
fees of $19,670 and $117,391, respectively	46,846	430,500
Deferred financing costs, net	231,966	68,344
Prepaid expenses and other current assets	17,279	54,245

Total Current Assets	349,169	569,888

Property and equipment, net	181,320	303,825
Intangible assets, net	52,311	127,063
Deposits and other assets	55,969	55,847

Total Assets	$638,769	$1,056,623

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$2,122,783	$2,211,568
Accounts payable - related parties	170,000	54,497
Due to factor	2,227,306	939,953
Accrued expenses	2,722,102	2,171,905
Accrued issuable equity	-	57,750
Accrued interest	117,694	58,520
Accrued interest - related parties	-	22,988
Notes payable	608,945	1,281,973
Notes payable - related parties	-	226,972
Current portion of deferred rent	-	70,261
Current portion of rent liability	237,368	-
Deferred revenues	413,556	668,086

Total Current Liabilities	8,619,754	7,764,473
Accrued interest - related parties, non-current portion	158,323	-
Notes payable - related parties, net, non-current portion	2,123,306	-
Shareholder advances, non-current portion	310,000	-
Deferred rent, non-current portion	73,185	112,653
Rent liability, non-current portion	29,336	-

Total Liabilities	11,313,904	7,877,126

Commitments and Contingencies
Stockholders' Deficiency:
Preferred stock, $0.0001 par value;
authorized - 10,000,000 shares;
issued and outstanding - none	-	-
Common stock, $0.0001 par value;
authorized - 1,000,000 shares;
issued and outstanding - 450,781
and 357,780 shares, respectively	45	36
Additional paid-in capital	39,287,232	36,659,566
Accumulated deficit	(49,962,412)	(43,480,105)

Total Stockholders' Deficiency	(10,675,135)	(6,820,503)

Total Liabilities and Stockholders' Deficiency	$638,769	$1,056,623

See Notes to these Consolidated Financial Statements

Rackwise, Inc. and Subsidiary

Consolidated Statements of Operations

	For The Years Ended December 31,
	2013	2012

Revenues	$1,958,682	$3,253,436

Direct cost of revenues	594,319	575,956

Gross Profit	1,364,363	2,677,480
Operating Expenses
Sales and marketing	1,296,244	4,639,283
Research and development	1,433,134	2,223,904
General and administrative	2,754,727	4,100,450

Total Operating Expenses	5,484,105	10,963,637
Loss From Operations	(4,119,742)	(8,286,157)

Other (Expense) Income
Interest	(1,204,756)	(465,815)
Amortization of debt discount	(388,361)	(604,605)
Amortization of deferred financing costs	(238,012)	(49,662)
Induced note conversion	-	(76,736)
Loss on extinguishment	(531,436)	(113,925)
Other income	-	3,215

Total Other Expense	(2,362,565)	(1,307,528)

Net Loss	$(6,482,307)	$(9,593,685)

Net Loss Per Common Share - Basic and Diluted	$(15.67)	$(29.44)

Weighted Average Number of Common Shares:

Outstanding - Basic and Diluted	413,593	325,886

See Notes to these Consolidated Financial Statements

Rackwise, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Deficiency

For The Years Ended December 31, 2013 and 2012

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency

Balance - December 31, 2011	316,196	$32	$30,234,521	$(33,886,420)	$(3,651,867)

Issuance of common stock and
warrants - private placement, net	37,681	4	2,325,160	-	2,325,164

Issuance of accrued equity	483	-	1,560,030	-	1,560,030

Issuance of restricted shares
as compensation	334	-	34,500	-	34,500

Warrants and beneficial conversion features
issued as debt discount in connection
with notes payable	-	-	604,605	-	604,605

Stock-based compensation	-	-	1,570,547	-	1,570,547

Exercise of warrants	106	-	19,864	-	19,864

Cancellation of shares pursuant to
settlement agreement	(834)	-	(57,000)	-	(57,000)

Incremental value of warrant modification	-	-	113,925	-	113,925

Conversion of notes and accrued interest
into common stock and warrants	3,814	-	176,678	-	176,678

Inducement expenses for conversion of
notes payable	-	-	76,736	-	76,736

Net loss	-	-	-	(9,593,685)	(9,593,685)

Balance - December 31, 2012	357,780	$36	$36,659,566	$(43,480,105)	$(6,820,503)

Issuance of common stock and
warrants - private placement, net	3,334	-	129,999	-	129,999

Issuance of accrued equity	1,417	-	10,583	-	10,583

Stock-based compensation	-	-	328,948	-	328,948

Conversion of notes and accrued interest
into common stock and warrants	29,913	3	1,311,169	-	1,311,172

Issuance of common stock in satisfaction
of accounts payable	57,778	6	129,994	-	130,000

Beneficial conversion feature related to
convertible notes payable	-	-	684,000	-	684,000

Warrants issued as debt discount in connection
with convertible notes payable	-	-	32,973	-	32,973

Impact of share rounding as a result of
reverse stock split	559	-	-	-	-

Net loss	-	-	-	(6,482,307)	(6,482,307)

Balance - December 31, 2013	450,781	$45	$39,287,232	$(49,962,412)	$(10,675,135)

See Notes to these Consolidated Financial Statements

Rackwise, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For The Years Ended December 31,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(6,482,307)	$(9,593,685)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	208,001	243,488
Gain on sale of property and equipment	-	(3,064)
Bad debt expense	1,158	1,443
Stock-based compensation [1]	281,781	1,662,797
Cancellation of shares pursuant to settlement agreement	-	(57,000)
Loss on extinguishment	531,436	113,925
Induced note conversion expense	-	76,736
Amortization of debt discount	388,361	604,605
Amortization of deferred financing costs	238,012	49,662
Deferred rent	(109,729)	158,505
Changes in operating assets and liabilities:
Accounts receivable, net	382,496	(170,393)
Prepaid expenses and other current assets	36,966	19,319
Deposits and other assets	(122)	(33,715)
Accounts payable	41,215	1,138,852
Accounts payable – related parties	115,503	51,407
Accrued expenses	550,197	731,611
Accrued interest	98,988	66,396
Accrued interest – related parties	135,335	17,312
Rent liability	266,704	-
Deferred revenues	(254,530)	142,753

Total Adjustments	2,911,772	4,814,639

Net Cash Used in Operating Activities	(3,570,535)	(4,779,046)

Cash Flows From Investing Activities
Acquisition of property and equipment	(3,905)	(291,348)
Proceeds from sale of property and equipment	-	8,901
Acquisition of intangible assets	(6,839)	(96,341)

Net Cash Used in Investing Activities	(10,744)	(378,788)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net [2]	129,999	2,325,164
Proceeds from convertible notes payable - related parties	1,661,385	175,000
Proceeds from convertible notes payable	-	405,000
Proceeds from short term advances	310,000	-
Proceeds from Bridge Units	-	1,050,000
Proceeds of warrant exercise	-	19,864
Deferred financing costs	(455,179)	(122,231)
Proceeds from factor, net	1,971,353	712,208
Payment of capital lease obligations	-	(3,815)

Net Cash Provided by Financing Activities	3,617,558	4,561,190

Net Increase (Decrease) In Cash	36,279	(596,644)

Cash - Beginning	16,799	613,443

Cash - Ending	$53,078	$16,799

[1]	Includes accrued issuable equity of $(57,750) and $57,750 for the years ended December 31, 2013 and 2012, respectively.

[2]	Gross proceeds of $150,000 and $2,675,100, less issuance costs of $20,001 and $349,936 for the years ended December 31, 2013 and 2012, respectively.

See Notes to these Consolidated Financial Statements

Rackwise, Inc. and Subsidiary

Consolidated Statements of Cash Flows - Continued

	For The Years Ended December 31,
	2013	2012
Supplemental Disclosures of Cash Flow Information:
Non-cash operating and financing activities:
Issuance of accrued equity	$10,583	$1,560,030
Equity issuable	$-	$(57,750)
Cancellation of shares	$-	$(57,000)
Conversion of notes payable and accrued interest into equity	$779,736	$176,678
Convertible notes and warrants issued in satisfaction of
amounts due to factor	$684,000	$-
Shares issued in satisfaction of accounts payable	$130,000	$-
Warrants and beneficial conversion features issued in
connection with convertible notes	$716,973	$604,605

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

Rackwise, Inc., a Nevada corporation, was formed on August 20, 2010. Its wholly owned operating subsidiary, Visual Network Design, Inc. (“VNDI”), is a Delaware corporation.

Reverse Split

Effective August 2, 2013, pursuant to authority granted by the Board of Directors of the Company, the Company implemented a 1-for-300 reverse split of the Company’s issued and outstanding common stock (the “Reverse Split”) and a reduction in the number of shares of common stock authorized to be issued by the Company from 300,000,000 to 1,000,000. All share and per share information in this Form 10-K has been retroactively adjusted to reflect the Reverse Split.

Note 2 – Liquidity, Going Concern and Management’s Plans

During the years ended December 31, 2013 and 2012, the Company recorded net losses of approximately $6,482,000 and $9,594,000, respectively. Through cost reduction measures, the Company decreased its net loss during the year ended December 31, 2013, despite revenues decreasing to approximately $1,959,000 from approximately $3,253,000 in the same period in 2012. During the years ended December 31, 2013 and 2012, the Company used cash in operating activities of approximately $3,571,000 and $4,779,000, respectively. As of December 31, 2013, the Company had limited cash of approximately $53,000, a working capital deficiency of approximately $8,271,000, an accumulated deficit of approximately $49,962,000 and owed the Internal Revenue Service (“IRS”) approximately $1,557,000 for payroll tax liabilities, penalties and interest which has yet to be remitted to the taxing authorities. The IRS has placed federal tax liens that aggregate to approximately $1,567,000 against the Company in connection with all of the Company’s unpaid payroll taxes. The IRS had begun collection proceedings against the Company and had moved forward in placing a levy against its bank accounts. On April 11, 2014, the IRS agreed to suspend further collection efforts until July 15, 2014, in order to allow us time to file an installment payment agreement for their approval. Due to the current tax liens, the Company is in default of its factoring arrangement. As such, the factor could demand full repayment of the outstanding balance at any time. As of the date of filing, the Company is not compliant with the payment schedule of certain legal settlements due to a shortage of funds. As a result, the plaintiffs could take actions that would result in additional compensatory damages against the Company.

 The Company’s current strategy is to leverage partnerships to sell its software through a robust reseller network in such a way that the Company rapidly grows its market share and revenues while controlling costs, eventually resulting in profits and cash from operations. To that end, the Company has significantly reduced its internal sales headcount to reduce working capital needs. However, this will require the Company to raise additional capital and continue substantial capital investment to fund the Company’s near term operating deficits and incremental legal and accounting costs associated with being a public company.  Additionally, the Company will require additional capital for continued development of its proprietary products until such time that it can generate positive cash flows. During the years ended December 31, 2013 and 2012, the Company raised approximately $3,618,000 and $4,561,000 in cash from financing activities, respectively, from factoring its receivables and from private offerings of common stock, warrants and debt funding. The Company has relied upon its factoring relationship to fund its short term working capital requirements.

The Company believes it will be successful in these efforts; however, there can be no assurance the Company will meet its internal revenues forecasts or, if necessary, be successful in raising additional debt or equity financing to fund its operations on terms agreeable to the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. The Company presently has enough cash on hand to sustain its operations for approximately forty-five days. The Company anticipates the receipt of funding within such forty-five day period, but there can be no assurance that it will occur. If the Company is unable to obtain additional financing on a timely basis and, notwithstanding any request the Company may make, the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may have to delay note and vendor payments and/or initiate cost reductions, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate, and/or seek reorganization under the U.S. bankruptcy code.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3 – Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the date of acquisition to be cash equivalent. There are no cash equivalents as of December 31, 2013 and 2012.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. At the time accounts receivable are originated, the Company considers a reserve for doubtful accounts based on the creditworthiness of customers. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. During the years ended December 31, 2013 and 2012, the Company’s losses from bad debts were not material. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

In addition, the Company factors its receivables with full recourse and, as a result, accounts for the factoring akin to a secured borrowing, maintaining the gross receivable asset and due to factor liability on its books and records. In connection with the factoring of its receivables, the Company estimates an allowance for factoring fees associated with the collections. These fees range from 2% to 80% depending on the actual timing of the collection. The actual recognition of such fees may differ from the estimates depending upon the timing of collections. Due to the current tax liens, the Company is in default of this factoring arrangement. As such, the factor could demand full repayment of the outstanding balance. As of December 31, 2013 and 2012, the Company accrued factor fees of approximately $589,000 and $49,000, respectively, related to other secured advances which were included within due to factor on the consolidated balance sheets included elsewhere herein. During the years ended December 31, 2013 and 2012, the Company recorded factor fees of approximately $968,000 and $369,000, respectively, which are included within interest expense in the consolidated statements of operations.

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

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3 – Significant Accounting Policies – Continued

Accounting for Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 360, which requires recognition of impairment of long-lived assets in the event an indication of impairment exists and the net book value of such assets exceeds the expected future undiscounted net cash flows attributable to such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less the cost to sell. As of December 31, 2013, management does not believe there has been any impairment of long-lived assets.

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

Revenues derived from customers in the United Kingdom denominated in U.S. dollars were approximately $51,000 and $68,000 during the years ended December 31, 2013 and 2012, respectively. Revenues derived from customers in Austria denominated in U.S. dollars were approximately $12,000 and $0 during the years ended December 31, 2013 and 2012, respectively. Revenues derived from customers in Australia denominated in U.S. dollars were approximately $58,000 and $53,000 during the years ended December 31, 2013 and 2012, respectively. Revenues derived from customers in Canada denominated in U.S. dollars were approximately $29,000 and $67,000 during the years ended December 31, 2013 and 2012, respectively. Revenues derived from customers in Germany denominated in U.S. dollars were approximately $19,000 and $90,000 during the years ended December 31, 2013 and 2012 respectively. Revenues derived from customers in Ireland denominated in U.S. dollars were approximately $10,000 and $0 during the years ended December 31, 2013 and 2012 respectively. Revenues derived from customers in Russia denominated in U.S. dollars were approximately $25,000 and $0 during the years ended December 31, 2013 and 2012 respectively. Revenues derived from customers in Jamaica denominated in U.S. dollars were approximately $28,000 and $0 during the years ended December 31, 2013 and 2012 respectively. All remaining revenues were derived from customers in the United States of America. All of the Company’s long-lived assets are located in the United States of America.

The same customer provided 10% and 21% of revenues during the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, receivables from three customers comprised 53%, 13% and 10% of total receivables, respectively. As of December 31, 2012, receivables from four customers comprised 19%, 17%, 14% and 14% of total receivables, respectively.

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

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3 – Significant Accounting Policies – Continued

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

For software arrangements with multiple elements, which in its case are comprised of (1) licensing fees, (2) professional services, and (3) maintenance/support, revenue is recognized dependent upon whether vendor specific objective evidence (“VSOE”) of fair value exists for separating each of the elements. Licensing rights are generally delivered at time of invoice, professional services are delivered within one to six months and maintenance is for a twelve month contract. Accordingly, licensing revenues are recognized upon issuance of invoice, professional services are recognized when all services have been delivered and maintenance revenue is amortized over a twelve month period. The Company determined that VSOE exists for both the delivered and undelivered elements of its multiple-element arrangements. The Company limits its assessment of fair value to either (a) the price charged when the same element is sold separately or (b) the price established by management having the relevant authority. There may be cases, however, in which there is objective and reliable evidence of fair value of the undelivered item(s) but no such evidence for the delivered item(s). In those cases, the selling price method is used to allocate the arrangement consideration, if all other revenue recognition criteria are met. Under the selling price method, the amount of consideration allocated to the delivered item(s) is calculated based on estimated selling prices.

The Company manages the business as a single segment, but it has revenues from multiple sources.  Management does not segregate the direct cost of revenue by the revenue source.

	For The Years Ended
	December 31,
	2013	2012

Licensing	$323,575	$1,709,868
Subscription	121,166	250,062
Maintenance	1,212,974	1,112,136
Professional services	300,967	181,370

Total revenues	$1,958,682	$3,253,436

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

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3 – Significant Accounting Policies – Continued

Research and Development Costs

Research and development costs are charged to operations as incurred and consist primarily of salaries, consulting services and other direct expenses.

Advertising Costs

The Company expenses advertising costs to operations as incurred. For the years ended December 31, 2013 and 2012, such costs were not material.

Debt Discount and Amortization of Debt Discount

Debt discount represents the fair value of embedded conversion options of various convertible debt instruments and attached convertible equity instruments issued in connection with debt instruments. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of other expenses in the accompanying consolidated statements of operations.

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

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present and disclose uncertain tax positions that the Company has taken or expects to take in its tax return. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company’s policy is to classify assessment, if any, for tax related interest as interest expense and penalties as general and administrative expenses. No interest and penalties were recorded during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, no liability for unrecognized tax benefits was required to be reported. The Company files tax returns in U.S. federal, state and local jurisdictions, including California, and has tax returns subject to examination by tax authorities beginning in the year ended December 31, 2010. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Stock-Based Compensation

The Company has an equity plan which allows for the granting of stock options to its employees, directors and consultants for a fixed number of shares with an exercise price equal to the fair value of the shares at date of grant. The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on financial reporting dates and vesting dates until the service period is complete. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. Since the shares underlying the Company’s equity are not currently registered, the fair value of the Company’s restricted equity instruments was estimated based on historical observations of cash prices paid for the Company's restricted common stock.

Stock-based compensation for directors is reflected in general and administrative expenses in the consolidated statements of operations. Stock-based compensation for employees and consultants could be reflected in (a) sales and marketing expenses; (b) research and development expenses; or (c) general and administrative expenses in the consolidated statements of operations.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3 – Significant Accounting Policies – Continued

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2013 presentation. These reclassifications have no impact on the previously reported net loss.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding for the year ended December 31, 2013 excludes the weighted average impact of the 10,000 shares of common stock being held in escrow only through the September 21, 2013 release date (the “Escrowed Shares”). Weighted average shares outstanding for the year ended December 31, 2012 (1) includes the weighted average impact of 3,174 shares of common stock issuable as of December 31, 2012 and (2) excludes the weighted average impact of the Escrowed Shares. In accordance with the accounting literature, (1) the Company has given effect to the issuance of the issuable stock in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration; and (2) the Company has excluded the impact of the Escrowed Shares through the release date because they were contingently returnable.

Diluted net loss per common share adjusts basic net loss per common share for the effects of potentially dilutive financial instruments, only in the periods in which such effects exist and are dilutive. At December 31, 2013, outstanding stock options and warrants to purchase 62,311 and 1,130,584 shares of common stock, respectively, and 2,644,373 shares of common stock issuble upon conversion of outstanding notes (including warrants to purchase 36,710 shares of common stock) were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive. At December 31, 2012, outstanding stock options and warrants to purchase 82,272 and 201,908 shares of common stock, respectively, and 47,126 shares of common stock issuble upon conversion of outstanding notes (including warrants to purchase 8,594 shares of common stock) were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive.

Recent Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements (Topic 205) - Liquidation Basis of Accounting." This ASU addresses the requirements and methods of applying the liquidation basis of accounting and the disclosure requirements within Accounting Standards Codification ("ASC") Topic 205 for the purpose of providing consistency between the financial reporting of U.S. GAAP liquidating entities. Generally, this ASU provides guidance for the preparation of financial statements and disclosures when liquidation is imminent. This ASU is effective for periods beginning after December 15, 2013 and is only expected to have an impact on the Company’s consolidated financial statements or disclosures if liquidation of the Company became imminent.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU addresses the requirements regarding the financial statement presentation of an unrecognized tax benefit within ASC Topic 740 for the purpose of providing consistency between the financial reporting of U.S. GAAP entities. Generally, this ASU provides guidance for the preparation of financial statements and disclosures when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for periods beginning after December 15, 2013 and is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 4 – Property and Equipment

Property and equipment consists of the following at December 31, 2013 and 2012:

	For The Years Ended
	December 31,
	2013	2012

Computer and office equipment	$494,008	$490,103
Furniture and fixtures	114,871	114,871
Computer software	60,439	60,439
	669,318	665,413
Less: Accumulated depreciation	487,998	361,588

Property and equipment, net	$181,320	$303,825

The Company recorded depreciation expense of $126,410 and $111,758 during the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2012, the Company sold property and equipment with $13,692 of original cost and $7,855 accumulated depreciation for cash proceeds of $8,901 and recognized a gain of $3,064.

Note 5 – Intangible Assets

Intangible assets consisted of the following at December 31, 2013 and 2012:

	For The Years Ended
	December 31,
	2013	2012

Computer equipment schematics	$1,844,934	$1,838,095
Less: Accumulated depreciation	1,792,623	1,711,032

Intangible assets, net	$52,311	$127,063

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

The amortization expense for the years ended December 31, 2013 and 2012 was $81,591 and $131,730, respectively. As of December 31, 2013, the average remaining amortization period was 14 months. Future amortization expense of intangible assets is expected to be approximately $41,000 for 2014 and $11,000 for 2015. No amortization expense is expected to be recognized after 2015 related to intangible assets existing as of December 31, 2013.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 6 – Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2013	2012

Accrued commissions	$522,339	$508,654
Accrued payroll	247,334	270,551
Accrued payroll taxes [1]	1,557,138	1,099,887
Accrued vacation	159,882	219,206
Accrued other	235,409	73,607

Total accrued expenses	$2,722,102	$2,171,905

[1]	Includes accrual for interest and penalties.

Accrued expenses include liabilities for unpaid payroll taxes along with an estimate of related interest and penalties. As of the date of filing, the IRS has placed Federal tax liens aggregating approximately $1,567,000 against the Company in connection with these unpaid payroll taxes. See Note 2 – Liquidity, Going Concern and Management’s Plans. Accrued expenses includes liabilities for legal settlements discussed in Note 11 – Commitments and Contingencies.

Note 7 – Notes Payable

Summary

The following table summarizes the Company’s indebtedness at December 31, 2013 and 2012:

	Debt		Accrued Interest
	December 31,		December 31,
	2013	2012	2013	2012

Notes payable:
5% Note	$50,000	$-	$12,651	$-
12% Notes - Amended	508,945	331,973	98,599	24,688
8% Notes	50,000	950,000	6,444	33,832
Total - Notes payable	$608,945	$1,281,973	$117,694	$58,520

Notes payable - related parties, net:
5% Note	$-	$50,000	$-	$10,151
12% Notes - Amended	-	176,972	-	12,837
12% Offering Notes	2,451,918	-	158,323	-
12% Offering Notes - Debt Discount	(328,612)	-	-	-
Total - Notes payable - related parties, net	$2,123,306	$226,972	$158,323	$22,988

Shareholder advances	$310,000	$-	$-	$-

Total	$3,042,251	$1,508,945	$276,017	$81,508

During the years ended December 31, 2013 and 2012, the Company recorded interest expense related to notes payable of approximately $237,000 and $97,000, respectively.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 7 – Notes Payable – Continued

5% Note

In December 2008, the Company issued a $50,000 5% note payable (the “5% Note”) to a related party that was a greater than 10% beneficial owner. The 5% Note was past due at December 31, 2013 and 2012. The holder was no longer a greater than 10% beneficial owner at December 31, 2013.

12% Notes – Original Issuance

In April and May 2012, the Company completed and closed an offering of ninety day 12% convertible promissory notes (the “12% Notes”) in which it sold an aggregate principal amount of $580,000 in notes to five investors. Each of the 12% Notes was scheduled to mature ninety days after issuance and was convertible, at the option of the holder, into Company units, at a price of $120.00 to $135.00 per unit, each unit consisting of one share of the Company’s common stock and one warrant representing the right to purchase one share of the Company’s common stock for a period of five years from issuance at an exercise price of $240.00 to $300.00 per share. The warrants were exercisable on a cashless basis and contain weighted average anti-dilution price protection.

The Company determined that the warrants issuable in conjunction with the conversion of the notes were equity instruments and calculated the aggregate value of the warrants to be $638,013, by utilizing the Black-Scholes option pricing model (inputs were stock price of $204.00 to $282.00; exercise prices of $240.00 to $300.00; expected term of 5.3 years; volatility of 75%; dividend rate of 0% and discount rate of 0.75%-0.88%). The Company then compared the value of the warrants to the face value of the 12% Notes and determined that the aggregate relative fair values of the 12% Notes and the issuable warrant were $281,799 and $298,201, respectively.

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

12% Notes – Amended Terms

During July and August 2012, the Company and the investors agreed to extend the maturity of the 12% Notes an additional ninety days, while amending the terms of the 12% Notes (the “Amended 12% Notes”) and the warrants that are issuable upon conversion. In addition, two of the existing investors each purchased half of a 12% Note (the “Purchased 12% Note”) for the original face value plus $3,945 of accrued interest, such that the original $100,000 12% Note was canceled and each of the investors received a new $51,973 Amended 12% Note. The embedded conversion option was re-priced at the lesser of $60.00 per unit or the Subsequent Offering (a subsequent offering of $4,000,000 or greater of equity or convertible securities) price and became subject to weighted average anti-dilution protection. The warrants issuable upon conversion of the Amended 12% Notes into units were re-priced at the lesser of $90.00 per share of common stock or the exercise price of the warrants offered in the Subsequent Offering. In addition, if the Subsequent Offering has warrant coverage that exceeds 100%, the Amended 12% Note holders will be entitled to the same warrant coverage.

The Company determined that the amendments to the terms of the 12% Notes and the warrants that are issuable upon conversion constituted an extinguishment for accounting purposes on account of the fact that the Purchased 12% Note was now held by new creditors and because the change in the fair value of the issuable warrants associated with the rest of the Amended 12% Notes exceeded 10% of the face value of the original 12% Notes. The Company determined that the warrants issuable in conjunction with the conversion of the Amended 12% Notes were equity instruments and the Company valued the modified and original issuable warrants on the modification date by utilizing the Black-Scholes option pricing model (inputs for the modified issuable warrants were restricted stock price of $42.00; exercise prices of $90.00; expected term of 4.9-5.0 years; volatility of 75%; dividend rate of 0% and discount rate of 0.60%-0.80%).

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

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 7 – Notes Payable – Continued

12% Notes – Amended Terms – Continued

On October 4, 2012, a note holder elected to convert a $75,000 Amended 12% Note plus $4,192 of accrued and unpaid interest into 1,760 shares of common stock and a five-year warrant to purchase 1,760 shares of common stock at an exercise price of $90.00 per share, pursuant to an inducement offer from the Company. The Company recorded $19,798 of induced note conversion expense which represents the incremental value of the securities received pursuant to the inducement offer. The carrying value of the notes and accrued interest were credited to equity at conversion. As of December 31, 2012, 510 shares of common stock were unissued. During the year ended December 31, 2013, the Company issued the shares.

As of December 31, 2013 and 2012, the Amended 12% Notes remained outstanding and were past due. Pursuant to the terms of the Amended 12% Notes, noteholders are entitled to all legal remedies in order to pursue collection and the Company is obligated to bear all reasonable costs of collection. To date, no Amended 12% Note holders have pursued collection. Two Amended 12% Notes were held by a related party (a director) at December 31, 2012. The director resigned during the second quarter of 2013.

8% Notes

In June, July and August 2012, the Company completed and closed on the issuance of $1,050,000 of Bridge Units (as hereafter defined) which consists of a twelve month 8% convertible note (the “8% Notes”) and a warrant (the “Bridge Warrant”). Bridge Units were offered in anticipation of the Subsequent Offering.

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

The Bridge Warrants to purchase an aggregate of 3,504 shares of common stock are exercisable for three years after issuance at the exercise date twenty-day volume weighted average price of the common stock. Upon completion of the Subsequent Offering, the exercise price is contingently adjustable to 150% of the Subsequent Offering price to purchase the Subsequent Offering securities and the term is extended to three years from the completion of the Subsequent Offering. The Bridge Warrants are (a) exercisable on a cashless basis after the first anniversary of warrant issuance; (b) subject to weighted average anti-dilution protection; and are (c) contingently redeemable by the Company at $0.003 per share. The contingent redemption feature is permitted if (1) there is an effective registration statement covering resale of the shares issuable pursuant to the warrant; (2) the twenty day average closing bid price of the common stock is at least 200% of the current exercise price; (3) the twenty day average trading volume is at least 334 shares per day; and (4) there is not more than one trading day where there is no trading volume.

Conversions of the 8% Note and the Bridge Warrant are limited to the number of shares of common stock issuable without exceeding the Company’s authorized maximum number of shares outstanding. The Company has agreed to use its commercially reasonable best efforts to obtain shareholder approval to increase the authorized maximum number of shares outstanding, if necessary.

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

Note 7 – Notes Payable – Continued

8% Notes – Continued

On October 4, 2012, a note holder elected to convert a $100,000 8% Note plus $1,711 of accrued and unpaid interest into 3,478 shares of common stock and a five-year warrant to purchase 3,478 shares of common stock at an exercise price of $90.00 per share, pursuant to an inducement offer from the Company. The Company recorded $56,938 of induced note conversion expense which represents the incremental value of the securities received pursuant to the inducement offer. The carrying value of the notes and accrued interest, plus $4,225 of unamortized debt offering costs were credited to equity at conversion. As a result of the note conversion, a Bridge Warrant to purchase 334 shares of common stock had its exercise price adjusted to $67.50 and its term was extended to January 14, 2016. As of December 31, 2012, 914 shares of common stock were unissued. During the year ended December 31, 2013, the Company issued the shares.

On January 21, 2013, note holders elected to convert $800,000 of 8% convertible notes (the “8% Notes) plus $33,281 of accrued and unpaid interest into 28,489 shares of common stock and a five-year warrant to purchase 28,489 shares of common stock at an exercise price of $90.00 per share (the “Conversion Securities”), pursuant to an offer from the Company. The 8% Notes converted into the Conversion Securities at a price equal to $29.25 (65% of $45.00) per unit, wherein each unit consisted of one share of common stock and a warrant to purchase one share of common stock. As a result of the note conversion, Bridge Warrants to purchase 2,667 shares of common stock had their exercise price adjusted to $67.50 and their term was extended to January 21, 2016. The $1,311,172 aggregate value of the securities issued ($1,281,972 related to the Conversion Securities and $29,200 related to the incremental value of the Bridge Warrants) was credited to equity at conversion. The Company recorded $531,436 of extinguishment loss which represents the incremental value of the securities issued pursuant to the offer as compared to the carrying value of the 8% Notes, accrued interest, plus $53,545 of unamortized debt offering costs.

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

The remaining 8% Note is past due as of December 31, 2013 and is ranked senior to the Offering Notes. Three-year placement agent warrants to purchase 45,000 shares of common stock at the exercise date twenty-day volume weighted average price of the common stock are issuable in conjunction with the offering of Bridge Units (subject to adjustment if the 8% Notes are converted) and were determined to currently have an immaterial value. There were $122,231 of offering costs. Since no value was allocated to the equity instruments, all of the offering costs were allocated to the debt and were capitalized as deferred financing costs and were amortized over the twelve-month life of the 8% Notes. During the years ended December 31, 2013 and 2012, the Company recorded amortization of deferred financing costs of $14,798 and $49,662, respectively.

Shareholder Advances

On April 12, May 15, and May 30, 2013, the Company borrowed $112,500, $200,035 and $150,035, respectively, via short-term interest free loans from a principal shareholder (the “Short-Term Loans”). On June 11, 2013, the Short-Term Loans were converted into the Units Offering. See below for details of these advances.

In August and September 2013, the Company borrowed an aggregate of $310,000 via interest free loans from two unaffiliated shareholders (collectively, the “Shareholders”). Subsequent to December 31, 2013, the loans were converted into equity. As a result, the amounts have been classified as non-current liabilities in the consolidated balance sheets as of December 31, 2013. See Note 12 – Subsequent Events for additional details.

12% Offering Notes

During the year ended December 31, 2013, the Company had five closings of a private offering that commenced on June 11, 2013, pursuant to which the Company sold an aggregate of $2,451,918 in units of its securities at a price of $10,000 per unit to Navesink RACK, LLC (“NavRACK”) and Black Diamond Financial Group LLC (“Black Diamond”) and their affiliates (collectively, the “Purchasers”), and the Company’s principal shareholders (the “Units Offering”). Each unit (an “Offering Unit”) consists of (i) a $10,000 principal amount of 12% secured convertible promissory note (the “Offering Notes”) and (ii) a five-year warrant to purchase 267 shares of common stock at a price of $3.00 per share at any time after the maturity date of the Offering Notes (the “Offering Warrants”), such that the Purchasers were issued Offering Warrants to purchase an aggregate of 65,384 shares of common stock.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 7 – Notes Payable – Continued

12% Offering Notes – Continued

The closings of the Units Offering resulted in aggregate net proceeds of $771,751 ($2,451,918 of gross proceeds less $1,253,103 of debt conversions less $427,064 of issuance costs). The issuance costs were capitalized as deferred financing costs and are being amortized over the term of the Offering Notes. During the year ended December 31, 2013, the Company recorded amortization of deferred financing costs of $223,214. The closings included the exchange of $1,253,103 of Company debt ($462,570 of Short-Term Loans, an 8% Note with a principal balance of $100,000 and accrued interest of $6,533 and $684,000 previously owed to the Company’s factor which was assumed by an affiliate) incurred by the Company or assumed by the Purchasers during the year ended December 31, 2013.

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

Pursuant to the terms of the Unit Offering, each Purchaser will either (a) utilize the conversion option (to obtain 1,275,629 shares of the Company’s common stock) or (b) will retain the Offering Warrants; but each Purchaser cannot avail itself of both. The Company determined that the embedded conversion options were equity instruments and should not be bifurcated and accounted for as a derivative. Accordingly, a debt discount of $716,973 was established (with a credit to additional paid-in capital), which represents the $684,000 beneficial conversion feature attributable to the conversion option associated with the Offering Notes purchased by Black Diamond, but which was limited to the face value of such Offering Notes issued to that investor, and the Offering Warrants with a relative fair value of $32,973 attributable to the Offering Notes purchased by NavRACK. The debt discount is being amortized over the term of the Offering Notes. During the year ended December 31, 2013, the Company recorded amortization of debt discount of $388,361.

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

Subsequent to December 31, 2013, the Offering Notes and related accrued interest were converted into equity. As a result, the amounts have been classified as non-current liabilities in the consolidated balance sheets as of December 31, 2013. See Note 12 – Subsequent Events for additional details.

Note 8 – Equity

Authorized Capital

The Company implemented a 1-for-300 Reverse Split of the Company’s issued and outstanding common stock. See Note 1 for additional details. The Company is authorized to issue up to 1,000,000 shares of common stock, which has a par value of $0.0001 per share. The holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of common stock that are present in person or represented by proxy. Except as otherwise provided by law, amendments to the articles of incorporation generally must be approved by a majority of the votes entitled to be cast by the holders of all outstanding shares of common stock. The amended and restated articles of incorporation do not provide for cumulative voting in the election of directors. The common stock holders will be entitled to such cash dividends as may be declared from time to time by the Board from funds available. Upon liquidation, dissolution or winding up of the Company, the common stock holders will be entitled to receive pro rata all assets available for distribution to such holders, subject to the rights of holders of preferred stock, if any. The Company is authorized to issue 10,000,000 shares of blank check preferred stock, which has a par value of $0.0001 per share.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 8 – Equity – Continued

2011 Equity Incentive Plan

A total of 45,000 shares of the Company’s common stock are reserved for issuance under the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan authorizes grants to eligible recipients of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended, and stock appreciation rights. Under the 2011 Plan, (1) awards may be granted to employees, consultants, officers and directors; (2) the maximum term of any award shall be ten years from the date of grant; (3) the exercise price of any award shall not be less than the fair value on the date of grant; and (4) awards will typically result in the issuance of new common shares.

2013 Equity Incentive Plan

The Company’s Board of Directors adopted the 2013 Equity Incentive Plan (the “2013 Plan”) on December 18, 2013. A total of 1,200,000 shares of the Company’s common stock are reserved for issuance under the 2013 Plan subject to increase under the evergreen provision of the 2013 Plan which provides for an annual increase in the number of securities issuable under the 2013 Plan, such that the amount of securities issuable under the 2013 Plan can be increased to an amount which is equal to up to 20% of the total number of shares outstanding at the end of the previous fiscal year.

Consulting Agreements

On January 15, 2012, the Company entered into a six-month agreement for investor relations services. In consideration of services to be rendered, the Company agreed to pay a minimum of $10,000 in cash per month for an aggregate of $60,000, and to issue 1,000 shares of vested Company common stock, of which, 1,000 shares remained unissued as of December 31, 2012. In connection with the unissued shares, the Company accrued the equity issuance liability at the fair market value of $33,000 at December 31, 2012 with a corresponding charge to stock-based compensation expense. During 2013, the Company reached a settlement agreement with the vendor and, as a result, the 1,000 shares were no longer issuable pursuant to the agreement. See Note 11 – Commitments and Contingencies for additional details.

On April 18, 2012, the Company amended a consulting services agreement pursuant to which, among other things, the Company agreed to issue an immediately vested, seven-year warrant to purchase an additional 1,667 shares of the Company’s common stock at an exercise price of $300.00 per share. The grant date value of $198,500 was recognized immediately and recorded to stock-based compensation expense in the consolidated statements of operations. In addition, the Company agreed to pay a one-time cash fee of $100,000, which was paid on April 20, 2012.

On August 30, 2012, as amended on November 5, 2012, the Company entered into a five-month agreement for public relations and financial communication services. In consideration of services to be rendered, the Company agreed to pay a minimum of $10,000 in cash per month in advance, for an aggregate of $50,000, and to issue 250 shares of vested Company common stock per month, for an aggregate of 1,250 shares. As of December 31, 2012, 750 earned shares were unissued. In connection with the unissued shares, the Company accrued the equity issuance liability of $24,750 at December 31, 2012 with a corresponding charge to stock-based compensation expense. During the year ended December 31, 2013, the Company issued the shares. See Note 8 – Equity – Common Stock for details on the issuance date value of the shares.

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

Private Offerings

Second Private Offering

During the year ended December 31, 2012, the Company had three additional closings in connection with a prior private offering that commenced in December 2011 (the “Second Private Offering”), pursuant to which an aggregate of 14,523 investor units (“Second Units”) were sold at a price of $112.50 per Second Unit, resulting in $1,447,113 of aggregate net proceeds ($1,633,750 of gross proceeds less $186,637 of issuance costs). Each Second Unit consists of one share of common stock (deemed to represent $103.50 of the per Second Unit cost) and a warrant to purchase one-quarter share of common stock (deemed to represent $9.00 of the per Second Unit cost) (the “Second Investor Warrants”), such that an aggregate of 14,523 shares of common stock and Second Investor Warrants to purchase an aggregate of 3,652 shares of common stock were issued. The Second Investor Warrants are redeemable in certain circumstances, are exercisable for a period of five years at an exercise price of $300.00 per full share of common stock and are subjected to weighted average anti-dilution protection.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 8 – Equity – Continued

Private Offerings – Continued

Second Private Offering – Continued

The Second Investor Warrants may be called for redemption by the Company at any time upon not less than 30 or more than 60 days prior written notice, provided that, at the time of delivery of such notice, (i) there is a registration statement covering the resale of the shares underlying the warrants; (ii) the average closing bid price for the Company’s common stock for each of the 20 consecutive trading days prior to the date of the notice of redemption is at least $600.00, as proportionally adjusted to reflect any stock splits, stock dividends, combinations of shares or like events; and (iii) the average trading volume for the Company’s common stock is at least 334 shares per day during the 20 consecutive trading days prior to the date of the notice of redemption and that during such 20-day period there is no more than one trading day in which there is no trading in the Company’s common stock.

The Second Investor Warrants, at the option of the holder, may be exercised by cash payment of the exercise price to the Company. Alternatively, the Second Investor Warrants may be exercised on a cashless basis commencing one year after the date of the final closing of the Second Private Offering if no registration statement registering the shares underlying the investor warrants is then in effect. The exercise price and number of shares of common stock issuable on exercise of the investor warrants may be adjusted in certain circumstances including stock splits, stock dividends, and future issuances of the Company’s equity securities without consideration or for consideration per share less than $112.50 (as specified in the warrant agreement).

The placement agent for the Second Private Offering receives a cash commission of 10% or 5% of the funds raised from investors in the Second Private Offering that were directly attributable or referred to the placement agent, respectively. In addition, the placement agent receives five-year warrants to purchase shares of common stock (the “Second Broker Warrants”) equal to 10% or 5% of the Second Units sold to investors in the Second Private Offering that were directly attributable or referred to the placement agent, respectively. The Second Broker Warrants are identical to the Second Investor Warrants in all material respects except that (i) the resale of the common stock underlying them is not covered by a registration statement; and (ii) they have an exercise price of $112.50 per share of common stock. The Company determined that all warrants issued in conjunction with the Second Private Offering were equity instruments. As a result of the foregoing arrangement, in connection with the three 2012 closings, the placement agent (1) was paid aggregate cash commissions of $136,500 (a component of issuance costs); and (2) was issued Second Broker Warrants to purchase 1,214 shares of common stock (there is no accounting effect of recording the Second Broker Warrants as the value was both debited and credited to additional paid-in capital).

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

Third Private Offering

During the year ended December 31, 2012, the Company had seven closings of a private offering that commenced on September 1, 2012 (the “Third Private Offering”), pursuant to which an aggregate of 23,158 investor units (“Third Units”) were sold at a price of $45.00 per Third Unit, resulting in $878,051 of aggregate net proceeds ($1,041,350 of gross proceeds less $163,299 of issuance costs). Each Third Unit consists of one share of common stock and a redeemable warrant to purchase one share of common stock (the “Third Investor Warrants”), such that investors were entitled to an aggregate of 23,158 shares of common stock and Third Investor Warrants to purchase an aggregate of 23,158 shares of common stock. On December 30, 2012, the placement agency agreement was amended to extend the Third Private Offering to February 1, 2013.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 8 – Equity – Continued

Private Offerings – Continued

Third Private Offering – Continued

During the year ended December 31, 2013, the Company had two additional closings of the Third Private Offering, pursuant to which an aggregate of 3,334 Third Units were sold, resulting in $129,999 of aggregate net proceeds ($150,000 of gross proceeds less $20,001 of issuance costs). In connection with the closings, an aggregate of 3,334 shares of common stock and Third Investor Warrants to purchase 3,334 shares of common stock were issued.

Pursuant to the Third Private Offering, Third Units were originally offered at a purchase price equal to the lesser of (a) $60.00 per unit or the five day volume weighted average price (“VWAP”). On December 12, 2012, the Company agreed to retroactively reduce the offering price to $45.00 per unit. If an investor elects to participate in the Third Private Offering for at least 50% of the funds that such investor has invested in the Company since September 21, 2011, the Company will reduce the exercise price of such investor’s warrants previously issued by the Company to $90.00 per share.

The 2012 closings of the Third Private Offering resulted in warrants to purchase 8,396 shares of common stock having their exercise price reduced to $90.00 per share, including warrants to purchase 4,979, 2,583 and 834 shares whose original exercise price was $187.50 per share, $300.00 per share and the twenty day VWAP, respectively. The 2013 closings resulted in warrants to purchase 671 shares of common stock having their exercise prices reduced to $90.00 per share, including warrants to purchase 338 and 333 shares whose original exercise price was $187.50 per share and $300.00 per share, respectively. Because the warrants were deemed to be equity instruments, the associated value was credited to equity.

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

The placement agent for the Third Private Offering is entitled to a cash commission of up to 10% of the funds raised from investors in the Third Private Offering that were directly attributable to or referred by the placement agent. In addition, the placement agent is entitled to five-year redeemable warrants to purchase shares of common stock (the “Third Broker Warrants”) equal to 10% of the Third Units purchased by investors in the Third Private Offering that were directly attributable to or referred by the placement agent. The Third Broker Warrants are identical to the Third Investor Warrants in all material respects except that (i) the resale of the common stock underlying them is not covered by a registration statement; and (ii) they have an exercise price of $45.00 per share of common stock. The Company determined that all warrants issued in conjunction with the Third Private Offering were equity instruments. As a result of the foregoing arrangement, in connection with the closings during the year ended December 31, 2012, the placement agent (1) was paid aggregate cash commissions of $104,135; and (2) was issued Third Broker Warrants to purchase 2,317 shares of common stock. In connection with the closings during the year ended December 31, 2013, the placement agent (1) was paid aggregate cash commissions of $15,000 (a component of issuance costs); and (2) was issued Third Broker Warrants to purchase 334 shares of common stock (there is no accounting effect of recording the Third Broker Warrants as the value was both debited and credited to additional paid-in capital).

In addition to the above closings, on October 4, 2012, a noteholder elected to convert a $75,000 Amended 12% Note, a $100,000 8% Note and accrued and unpaid interest into an aggregate of 5,238 shares of common stock and five-year warrants to purchase an aggregate of 5,238 shares of common stock at an exercise price of $90.00 per share, in connection with the Third Private Offering. As a result of the note conversion, a Bridge Warrant to purchase 334 shares of common stock had its exercise price adjusted to $67.50 and its term was extended to January 14, 2016. As of December 31, 2012, 1,424 shares of common stock were unissued. During the year ended December 31, 2013, the Company issued the shares. See Note 7 – Notes Payable for additional details.

Common Stock

On May 13, 2013, the Company issued 1,417 shares of common stock to a service provider and the fair value on the date of issuance of $10,583 was credited to equity. Previously, the value of the shares was included in accrued issuable equity in the consolidated balance sheets.

On June 25, 2013, the Company issued 57,778 shares of common stock to its general counsel in satisfaction of $130,000 of accounts payable.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 8 – Equity – Continued

Stock Warrants

In applying the Black-Scholes option pricing model to compensatory warrants issued, the Company used the following assumptions:

	For The Year Ended
	December 31,
	2013	2012
Risk free interest rate	n/a	1.38%
Expected term (years)	n/a	7.00
Expected volatility	n/a	75.00%
Expected dividends	n/a	0%

There were no compensatory warrants issued during the year ended December 31, 2013.

The risk-free interest rate was based on rates of treasury securities with the same expected term as the options. Since the Company’s stock has not been publicly traded for a long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The expected term is the contractual life of the warrant. The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

Note Holder Warrants

See Note 7 – Notes Payable for additional details.

Investor and Broker Warrants

In 2012, in connection with the Second Private Offering and the Third Private Offering, the Company issued Second Investor Warrants, Third Investor Warrants, Second Broker Warrants and Third Broker Warrants to purchase an aggregate of 3,631, 23,142, 1,214 and 2,315 shares of the Company’s common stock, respectively. In 2013, in connection with the Third Private Offering, the Company issued Third Investor Warrants and Third Broker Warrants to purchase an aggregate of 3,334 and 334 shares of the Company’s common stock, respectively. See Note 8 – Equity – Private Offerings for additional details.

Consultant Warrants

During the year ended December 31, 2012, the Company issued warrants to purchase an aggregate of 1,667 shares of common stock to consultants. See Note 8 – Equity – Consulting Agreements for additional details.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 8 – Equity – Continued

Stock Warrants – Continued

Warrant Summary

A summary of the stock warrant activity during the years ended December 31, 2013 and 2012 is presented below:

				Weighted
		Weighted		Average
		Average		Remaining
	Number of	Exercise		Life	Intrinsic
	Warrants	Price		In Years	Value

Balance, December 31, 2011	161,264	$183.58
Issued	40,750	111.13	[1]
Exercised	(106)	187.50
Cancelled	-	-
Balance, December 31, 2012	201,908	$169.80	[2]
Issued	98,657	31.92	[3]
Impact of anti-dilution adjustment	830,019	-	[4]
Exercised	-	-
Cancelled	-	-
Balance, December 31, 2013	1,130,584	$32.71	[5]	3.31	$-

Exercisable, December 31, 2013	1,130,584	$32.71	[5]	3.31	$-

[1]	Investor warrants to purchase 3,504 shares of common stock had a variable exercise price at issuance equal to the exercise date twenty day VWAP. These warrants are excluded from the weighted average exercise price.

[2]	Investor warrants to purchase 3,170 shares of common stock had a variable exercise price as of December 31, 2012. These warrants are excluded from the weighted average exercise price.

[3]	Investor warrants to purchase 50 shares of common stock had a variable exercise price at issuance. These warrants are excluded from the weighted average exercise price.

[4]	Represents the share impact of the weighted average anti-dilution protection. See below for additional details.

[5]	Investor warrants to purchase 551 shares of common stock had a variable exercise price as of December 31, 2013. These warrants are excluded from the weighted average exercise price.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 8 – Equity – Continued

Stock Warrants – Continued

Warrant Summary – Continued

The following table presents information related to stock warrants at December 31, 2013:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$3.00	65,384	4.46	65,384
10.98	10,868	3.84	10,868
15.44	13,131	2.04	13,131
16.10	4,458	2.06	4,458
16.98	14,908	2.79	14,908
20.07	37,060	2.85	37,060
21.21	255,493	3.94	255,493
24.71	8,809	3.00	8,809
40.17	599,600	2.74	599,600
42.33	93,546	4.90	93,546
63.36	26,776	3.67	26,776
Variable	551	1.65	551
	1,130,584	3.31	1,130,584

Warrants to purchase 551 shares of common stock with a variable exercise price (equal to the volume weighted average price of the common stock for the 20 trading days immediately preceding the exercise date) were exercisable at approximately $3.91 per share as of December 31, 2013.

All warrants are subject to weighted average anti-dilution protection upon the issuance of common stock, or securities convertible into common stock, at prices below specified trigger prices. The warrants with an exercise price of $3.00 per share were issued in connection with the Units Offering and, as a result, were not impacted by the weighted average anti-dilution protection. The remaining warrants are subject to weighted average anti-dilution protection upon the issuance of common stock, or securities convertible into common stock, at prices below specified trigger prices. The Third Private Offering and the Units Offering resulted in dilutive issuances pursuant to the original terms of the warrants. The weighted average anti-dilution protection resulted in the quantity of shares being increased by an aggregate of 830,019 shares. Additionally, the exercise prices of the warrants were reducted by approximately 78% on a weighted average basis.

Stock Options

During the first quarter of 2012, the Company granted to its directors, officers, employees and consultants ten-year options to purchase an aggregate of 77,599 shares of common stock at an exercise price of $103.50 per share, of which options to purchase an aggregate of 41,594 shares of common stock were granted under the 2011 Plan and the remaining options to purchase an aggregate of 36,005 shares of common stock (of which 23,000 were granted to the Company’s new Chief Executive Officer (“New CEO”)) were not granted pursuant to an established plan. The options vest as follows: (i) an option to purchase 23,000 shares of common stock granted to the New CEO vested on an accelerated basis in November 2011 based on the New CEO meeting specified performance criteria (see below); (ii) an option to purchase 8,334 shares of common stock vests one-third immediately, one-third on September 21, 2012 and one-third on September 21, 2013; (iii) options to purchase an aggregate of 44,431 shares of common stock vest one-third 0.7-1.0 years from the date of grant, one-third 1.7-2.0 years from the date of grant and one-third 2.7-3.0 years from the date of grant; and (iv) options to purchase an aggregate of 1,834 shares of common stock vest ratably on a quarterly basis over a three-year term. The aggregate grant date value of approximately $5,090,000 will be recognized proportionate to the vesting terms.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 8 – Equity – Continued

Stock Options – Continued

In March 2012, the Compensation Committee of the Company’s Board of Directors determined that the New CEO’s options became fully vested effective November 2011 as a result of the execution of a strategic alliance with a major customer. Although the option was not formally granted prior to December 31, 2011, the New CEO had a contractual right to the vested options pursuant to his employment agreement, and, accordingly, the Company accrued the equity issuance liability of $1,526,970 at December 31, 2011 based on the full value of the option as of December 31, 2011, when the restricted stock was valued at $103.50 per share. On January 9, 2012, the New CEO’s options were issued and the $1,444,170 issuance date value of the options was credited to equity. See Note 11 – Commitments and Contingencies – Employment Agreements – New CEO for additional details.

During the third quarter of 2012, the Company granted to its directors, employees and consultants options ranging from one to ten years to purchase an aggregate of 13,278 shares of common stock at exercise prices ranging from $103.50 to $104.40 per share, of which options to purchase an aggregate of 4,569 shares of common stock were granted under the Company’s 2011 Plan and the remaining options to purchase an aggregate of 8,716 shares of common stock were not granted pursuant to an established plan. The options vest as follows: (i) an option to purchase 1,112 shares of common stock granted pursuant to an employee’s severance agreement vested immediately; (ii) options to purchase an aggregate of 1,667 shares of common stock granted to directors vested immediately; (iii) options to purchase an aggregate of 4,169 shares of common stock granted to directors vest on their respective one-year anniversary dates of service; (iv) options to purchase an aggregate of 3,168 shares of common stock granted to employees and a consultant vest ratably over three years on the grant date anniversaries; (v) an employee option to purchase 1,167 shares of common stock vests one-third on April 2, 2013, one-third on April 2, 2014 and one-third on April 2, 2015; (vi) an employee option to purchase 334 shares of common stock vests one-third on September 21, 2012, one-third on September 21, 2013 and one-third on September 21, 2014; and (vii) options to purchase an aggregate of 1,668 shares of common stock granted to members of the Company’s advisory board vest ratably on an quarterly basis over a term beginning on August 1, 2012 and ending on May 1, 2015. The aggregate grant date value of approximately $230,000 will be recognized proportionate to the vesting terms.

On July 18, 2012, the Company modified options to purchase an aggregate of 4,167 shares of common stock previously granted to the Company’s Board of Directors, such that the options became vested immediately. As a result of the modification, the Company immediately recorded an incremental stock compensation expense of $172,666.

Between August 13, 2012 and October 1, 2012, the Company granted to its employees ten-year options to purchase an aggregate of 584 shares of common stock at exercise prices ranging from $54.00 to $66.00 per share which were granted under the Company’s 2011 Plan. The options vest ratably over three years on the grant date anniversaries. The aggregate grant date value of approximately $13,000 will be recognized proportionate to the vesting terms.

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For The Year Ended
	December 31,
	2013	2012
Risk free interest rate	n/a	0.14 - 1.11%
Expected term (years)	n/a	0.5 - 6.0
Expected volatility	n/a	75% - 79%
Expected dividends	n/a	0%

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

No stock options were granted during the year ended December 31, 2013. The weighted average estimated fair value of the stock options granted during the year ended December 31, 2012 was $57.00 per share. The Company used forfeiture assumptions of 10% to 20% per annum.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 8 – Equity – Continued

Stock Options – Continued

The Company recorded stock-based compensation expense associated with options of approximately $329,000 and $1,372,000 during the years ended December 31, 2013 and 2012, respectively. These amounts have been included in operating expenses in the accompanying consolidated statements of operations. As of December 31, 2013, there was approximately $226,000 of unrecognized stock-based compensation expense that will be amortized over a weighted average period of 1.1 years.

A summary of the option activity during the years ended December 31, 2013 and 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2011	-	$-
Granted	91,468	103.36
Exercised	-	-
Forfeited	(9,196)	103.50
Outstanding, December 31, 2012	82,272	$103.34
Granted	-	-
Exercised	-	-
Forfeited	(19,961)	103.47
Outstanding, December 31, 2013	62,311	$103.30	8.1	$-

Exercisable, December 31, 2013	51,605	$103.44	8.0	$-

The following table presents information related to stock options at December 31, 2013:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$54.00	167	8.8	56
60.00	56	0.2	56
66.00	250	8.6	84
103.50	53,567	8.0	45,587
104.40	8,271	8.5	5,822
	62,311	8.0	51,605

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 9 – Income Taxes

The Company files tax returns in U.S. Federal, state and local jurisdictions, including California, and has tax returns subject to examination by tax authorities beginning in the year ended December 31, 2010.

The income tax provision (benefit) consists of the following:

	For The Years Ended
	December 31,
	2013	2012
Federal
Current	$-	$-
Deferred	(1,887,736)	(400,730)

State and local
Current	-	-
Deferred	(333,130)	(70,717)
	(2,220,866)	(471,447)
Change in valuation allowance	2,220,866	471,447
Income tax provision (benefit)	$-	$-

For the periods ended December 31, 2013 and 2012, the expected tax expense (benefit) based on the statutory rate is reconciled with the actual tax expense (benefit) as follows:

	For The Years Ended
	December 31,
	2013	2012
US federal statutory rate	(34.0%)	(34.0%)
State tax rate, net of federal benefit	(6.0%)	(6.0%)
Permanent differences:
- Fines and penalties	0.0%	0.2%
- Stock based compensation	2.4%	2.9%
- Loss on extinguishment	3.3%	0.0%
- Other	0.0%	2.7%
Impact of annual NOL limitation	0.0%	29.3%
Change in valuation allowance	34.3%	4.9%

Income tax provision (benefit)	0.0%	0.0%

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 9 – Income Taxes – Continued

As of December 31, 2013 and 2012, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	December 31,
	2013	2012

Net operating loss	$8,649,552	$6,266,224
Stock based compensation	1,120,374	1,151,317
Fixed assets	22,453	7,943
Intangible assets	70,043	72,478
Deferred rent	29,274	73,166
Accrued payroll taxes	490,000	378,000
Accrued compensation	76,502	288,204

Total deferred tax assets	10,458,198	8,237,332

Valuation allowance	(10,458,198)	(8,237,332)

Net deferred tax assets	$-	$-

For the years ended December 31, 2013 and December 31, 2012, the Company had approximately $36,299,000 and $30,340,000 of gross federal and state net operating loss carryovers which begin to expire in 2023. These net operating loss carryovers are subject to annual limitations under Section 382 of the Internal Revenue Code when there is a greater than 50% ownership change, as determined under the regulations. Based on our analysis, there was a change of control on or about December 2012 and June 2009, and we have determined that due to the annual limitations under Section 382, approximately $14,675,000 of the net operating losses will expire unused. Therefore, we have reduced the related deferred tax asset for net operating loss carryovers by approximately $5,870,000 as of December 31, 2012. The Company’s NOL’s incurred from the first ownership change in June 2009 through the date of ownership change in December 2012 are subject to an annual limitation of approximately $456,000 and the Company’s NOL’s through the date of ownership change in June 2009 are subject to an annual limitation of approximately $441,000.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the net deferred tax assets for each period, since it is more likely than not that all of the deferred tax assets will not be realized. The increase in the valuation allowance for the years ended December 31, 2013 and 2012 was $2,220,866 and $471,447, respectively.

Note 10 – Related Party Transactions

On January 1, 2012, the Company entered into a new agreement with a stockholder to provide financial advisory services to the Company. The Company agreed to pay fees of $10,000 per month for twelve months, as well as a one-time fee of $40,000. Effective January 1, 2013, the Company’s agreement with a stockholder to provide financial advisory services to the Company automatically renewed for an additional twelve month term, which provides that the Company pay fees of $10,000 per month for twelve months. The agreement shall be extended for successive one-year periods unless either party provides written notice 30 days prior to the end of the term of its election to terminate the agreement. During the years ended December 31, 2013 and 2012, the Company recorded expense of $120,000 and $160,000, respectively, related to the agreement.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 11 – Commitments and Contingencies

Litigation

On October 26, 2012, the Company was named as defendant in a complaint filed in the County of Westchester, Supreme Court of the State of New York by Porter, Levay & Rose, Inc., index number 68540/2012. The complaint alleges the Plaintiff rendered work, labor and services to the Company on, about, or between October 18, 2012, and is seeking $103,198, together with interest running from October 18, 2012. On April 30, 2013, Porter, Levay & Rose, Inc. was awarded a summary judgment. On May 6, 2013, a judgment was entered in favor of Porter, Levay & Rose, Inc. in the Supreme Court of the State of New York, County of Westchester for an amount which was accrued for at December 31, 2013. On January 9, 2014, this case was settled in full.

On January 22, 2013, the Company was named as defendant in a complaint filed in the Superior Court of California, County of Sacramento, case number 34-2013-00138819 by Babich & Associates, Inc., a Texas Corporation. The complaint alleges that the Company was invoiced for services relating to professional staffing services for 2 potential employees that the Company subsequently hired, and is seeking $48,000 plus earned interest at the rate of 10% per annum from May 3, 2012. On April 25, 2013, the parties signed a settlement agreement. On October 12, 2013, this case was settled in full.

On January 25, 2013, the Company and its CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento, case number 34-2013-00138978 by Daniel Lucas, a former employee. The complaint alleges that the Company entered into an employment agreement with Mr. Lucas for the purposes of providing services as the Company’s Regional Sales Manager, that the Company and its CEO breached the agreement by refusing to compensate Mr. Lucas for his services, and as a result, Mr. Lucas is seeking lost compensation and benefits in the amount of $77,429, compensatory damages, attorneys’ fees, interest, and any other relief as the court deems just and proper. On February 6, 2014, the parties signed a settlement agreement for an amount which was accrued for at December 31, 2013. The Company is required to make payments pursuant to a specific schedule. As of the date of filing, the Company is not compliant with the payment schedule due to a shortage of funds. As a result, the plaintiff could take actions that would result in additional compensatory damages.

On January 25, 2013, the Company and its CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento case number 34-2013-00138979 by Timothy Barone, a former employee who was terminated for cause. The complaint alleges that the Company entered into an employment agreement with the Plaintiff for the purposes of providing services as the Company’s Senior Vice President, Global Accounts and Partners, that the Company and its CEO breached the agreement by refusing to compensate Mr. Barone for his services, and as a result, Mr. Barone is seeking lost compensation and benefits in the amount of $194,596, additional tax liability of $150,000, compensatory damages, exemplary and/or punitive damages in an amount to be determined, attorneys’ fees, interest, and any other relief as the court deems just and proper. On January 23, 2014, the parties signed a settlement agreement for an amount which was accrued for at December 31, 2013. The Company is required to make payments pursuant to a specific schedule. As of the date of filing, the Company is not compliant with the payment schedule due to a shortage of funds. As a result, the plaintiff could take actions that would result in additional compensatory damages.

On February 25, 2013, the Company, its CEO and its CFO were named defendants in a complaint filed in the Superior Court, Commonwealth of Massachusetts, civil case number 13-0641 by David E. Fahey, a former employee of the company. The complaint alleges that Mr. Fahey was not paid commissions that were due and owing and the Company failed to reimburse the Plaintiff for his business expenses, resulting in a breach of contract, and is seeking $33,695 in commissions, $4,300 in out of pocket expenses, and treble damages, attorney’s fees, costs, and interest. The matter was settled in full during the fourth quarter of 2013.

On June 19, 2013, the Company and its CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento case number 34-2013-00146750 by David Wagner, a former employee of the Company who resigned from the Company. The complaint alleges that the Company entered into an employment agreement with the Plaintiff for the purposes of providing services as the Company’s Executive Vice President, Sales, that the Company and its CEO breached the agreement by refusing to compensate Mr. Wagner for his services, and as a result, Mr. Wagner is seeking lost compensation and benefits in the amount of $137,965.72, severance pay in the amount of $45,000, attorneys’ fees, interest, and any other relief as the court deems just and proper. On February 6, 2014, the parties signed a settlement agreement for an amount which was accrued for at December 31, 2013. The Company is required to make payments pursuant to a specific schedule. As of the date of filing, the Company is not compliant with the payment schedule due to a shortage of funds. As a result, the plaintiff could take actions that would result in additional compensatory damages.

On or about January 15, 2014, the Company was named as a defendant in a notice of claim filed with the State of California Labor Commissioner, State Case Number 17-64278DB by Robert Roderick, a former employee who resigned from the Company. The claim is for alleged unpaid commissions earned in the amount of $32,908 plus alleged HSA contributions in the amount of $4,605.00. The Company has hired counsel to represent it in the matter and has entered into negotiations with the plaintiffs to settle these claims. A hearing has not yet been scheduled on the case.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 11 – Commitments and Contingencies – Continued

Litigation – Continued

On or about February 13, 2014, the Company was named as defendant in a complaint filed in the County of Du Page, Circuit Court of the Eighteenth Judicial Court of the State of Illinois by Altima Technologies index number 2014L000044. The claim alleges the Plaintiff rendered work, labor, products and services to the Company principally in the form of ESDRs (equipment shapes and data records) and is seeking $107,358 (which amount includes interest through the date of the complaint), together with additional interest and certain other costs in connection with this action, including Plaintiff's reasonable attorneys fees. The Company has retained counsel in the matter to investigate the claims and recommend a course of action.

The Company records legal costs associated with loss contingencies as incurred and has accrued for all probable and estimable settlements.

Employment Agreements

New CFO

The Company hired a new Chief Financial Officer (the “CFO”) on January 23, 2012. In connection with his appointment, the CFO received (i) an annual base salary of $175,000; (ii) eligibility for bonus compensation; (iii) an option to purchase 3,334 shares of the Company’s common stock, vesting over a period of three years, under the 2011 Plan, exercisable at a price of $103.50 per share; and (iv) 334 shares of the Company’s restricted common stock with a grant date value on January 23, 2012 of $34,500, which was recognized immediately. In addition, in the event that the CFO was terminated without reasonable cause, he would be entitled to a severance payment equal to six months of his base salary at the time of termination. On February 15, 2012, the CFO was granted a ten-year option to purchase 1,667 shares of the Company’s common stock, vesting over a period of three years, under the 2011 Plan, exercisable at a price of $103.50 per share. See Note 8 – Equity – Stock Options.

See Note 12 – Subsequent Events for details related to the voluntary termination of the Company’s CFO.

Operating Leases

The Company leases facilities in Folsom, California, Las Vegas, Nevada and Raleigh, North Carolina under non-cancelable operating leases. For the years ended December 31, 2013 and 2012, rent expense was approximately $432,000 and $284,000, respectively, and was recorded on a straight line basis as part of general and administrative expenses within the statements of operations.

In January 2012, the Company executed a 63-month lease for 3,465 square feet of new headquarters office space in Folsom, California. The lease commenced on March 30, 2012. The base rent commences at $6,757 per month and escalates to $7,833 per month over the lease term. The Company is entitled to pay no base rent during each of the 13th, 26th, and 39th months of the lease.

In February 2012, the Company executed a 37-month sub-lease for the remaining term of its Las Vegas, Nevada office space. The sub-lease rent income commenced at $8,983 per month and escalated to $9,818 per month over the lease term. During the three months ended March 31, 2012, the Company recognized a charge of $155,000, included in general and administrative expense in the accompanying statements of operations, which brought the deferred rent liability up to the aggregate differential between the lease expense and sublease income over the life of the leases.

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

During the fourth quarter of 2013, the Company released its subtenant from its obligations under the Las Vegas, Nevada sub-lease and the Company abandoned the leased premises. As a result, the Company established an accrual for the remaining $266,703 rent liability as of December 31, 2013.

Rackwise, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 11 – Commitments and Contingencies – Continued

Operating Leases – Continued

Future minimum payments required under the operating leases are as follows:

Years Ending December 31:
2014	$378,771
2015	224,957
2016	90,593
2017	46,313
Thereafter	-
Total	$740,634

Note 12 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment or disclosure in the consolidated financial statements, except for as noted below.

Departure of CFO

On January 21, 2014, the Company’s CFO and Secretary notified the Company of his decision to resign, effective January 31, 2014. The Company’s President, Chief Executive Officer and Chairman of the Board of Directors will assume the additional role of interim Chief Financial Officer, effective January 31, 2014, pending a search for a replacement.

Conversion of Shareholder Advances

On February 21, 2014, the Company issued an aggregate of 620,000 units consisting of an aggregate of 620,000 shares of common stock and five-year warrants to purchase an aggregate of 620,000 shares of common stock at an exercise price of $0.50 per share to two shareholders in consideration of their conversion of $310,000 of advances at a price of $0.50 per unit.

Conversion of Offering Notes

On March 10, 2014, the Company entered into an Amended and Restated Agreement (the “Amended Agreement”) with Black Diamond and NavRACK, the Purchasers under the Units Offering. The Amended Agreement amends an agreement among the Purchasers dated as of August 9, 2013 (the “Original Agreement”).

The Original Agreement provided Black Diamond and NavRACK with the right to convert the Offering Notes, including all accrued interest due thereon, into 2,551,258 shares of or common stock, which amount would have represented upon issuance 85% of the Company’s outstanding shares immediately following the Company’s Reverse Split. Upon any such conversion, the Offering Warrants were to be cancelled.

The Amended Agreement requires Black Diamond and NavRACK to immediately convert the Offering Notes into an aggregate of 5,551,236 shares of common stock at which time the Offering Notes and Offering Warrants shall be cancelled and Black Diamond and NavRACK shall release and terminate their security interest in the Company’s assets which resulted from the purchase of the Offering Notes.

Termination of Customer Agreement

Effective February 19, 2014, Intel Corporation (“Intel”) terminated the December 5, 2011 Software Integration and License Agreement (the “Agreement”) between the Company and Intel for non-payment of software license royalties in the approximate amount of $463,000. The termination requires the Company to cease all direct or indirect exercises of license rights under the Agreement, except as necessary to support the Company’s few existing customers who have previously installed and are using the Intel DCM software.

