Form 10-Q
period 2014-03-31
Rackwise, Inc.
filed 2014-05-15
CIK 1476638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☒

As of May 12, 2014, there were 6,622,017 shares of the issuer’s common stock outstanding.

RACKWISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

Rackwise, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets

Current Assets:
Cash	$48,082	$53,078
Accounts receivable, net of allowance for factoring fees of $11,034 and $19,670, respectively	726	46,846
Deferred financing costs, net	34,013	231,966
Prepaid expenses and other current assets	58,307	17,279
Total Current Assets	141,128	349,169
Property and equipment, net	156,893	181,320
Intangible assets, net	37,763	52,311
Deposits and other assets	55,969	55,969
Total Assets	$391,753	$638,769

Liabilities and Stockholders' Deficiency
Current Liabilities:
Accounts payable	$1,982,753	$2,122,783
Accounts payable - related party	200,000	170,000
Current portion of due to factor	73,419	2,227,306
Accrued expenses	2,605,269	2,722,102
Accrued interest	134,994	117,694
Notes payable	608,945	608,945
Notes payable	150,000	-
Shareholder advances - related party	60,000	-
Current portion of deferred rent	79,570	-
Current portion of rent liability	278,134	237,368
Deferred revenues	531,595	413,556
Total Current Liabilities	6,704,679	8,619,754
Accrued interest - related parties, non-current portion	-	158,323
Notes payable - related parties, net, non-current portion	-	2,123,306
Shareholder advances, non-current portion	-	310,000
Deferred rent, non-current portion	2,927	73,185
Rent liability, non-current portion	-	29,336
Due to factor, non-current portion	2,928,133	-
Total Liabilities	9,635,739	11,313,904
Commitments and Contingencies
Stockholders' Deficiency:
Preferred stock, $0.0001 par value;
authorized - 10,000,000 shares;
issued and outstanding - none	-	-
Common stock, $0.0001 par value;
authorized - 300,000,000 shares;
issued and outstanding - 6,622,017
and 450,781 shares, respectively	662	45
Additional paid-in capital	43,556,656	39,287,232
Accumulated deficit	(52,801,304)	(49,962,412)
Total Stockholders' Deficiency	(9,243,986)	(10,675,135)
Total Liabilities and Stockholders' Deficiency	$391,753	$638,769

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended
	March 31,
	2014	2013

Revenues	$398,948	$543,447
Direct costs of revenues	100,522	146,867
Gross Profit	298,426	396,580

Operating Expenses
Sales and marketing	116,227	610,439
Research and development	235,580	448,824
General and administrative	644,735	612,879
Total Operating Expenses	996,542	1,672,142
Loss From Operations	(698,116)	(1,275,562)

Other Expense
Interest	(319,938)	(140,366)
Amortization of debt discount	(319,819)	-
Amortization of deferred financing costs	(121,019)	(11,442)
Induced note conversion	(1,380,000)	-
Loss on extinguishment	-	(531,436)

Total Other Expense	(2,140,776)	(683,244)

Net Loss	$(2,838,892)	$(1,958,806)

Net Loss Per Common Share - Basic and Diluted	$(1.43)	$(5.20)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	1,987,181	376,468

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders' Deficiency

For The Three Months Ended March 31, 2014

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2013	450,781	$45	$39,287,232	$(49,962,412)	$(10,675,135)

Conversion of notes, accrued interest and warrants into common stock	2,551,236	255	2,574,759	-	2,575,014

Inducement for conversion of notes, accrued interest and warrants	3,000,000	300	1,379,700	-	1,380,000

Conversion of shareholder advances into common stock and warrants	620,000	62	309,938	-	310,000

Stock-based compensation	-	-	5,027	-	5,027

Net loss	-	-	-	(2,838,892)	(2,838,892)

Balance - March 31, 2014	6,622,017	$662	$43,556,656	$(52,801,304)	$(9,243,986)

See Notes to these Condensed Consolidated Financial Statements

Rackwise, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Three Months Ended
	March 31,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(2,838,892)	$(1,958,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,579	58,285
Stock-based compensation [1]	5,027	186,686
Loss on extinguishment	-	531,436
Induced note conversion	1,380,000	-
Amortization of debt discount	319,819	-
Amortization of deferred financing costs	121,019	11,442
Deferred rent	9,312	(5,280)
Changes in operating assets and liabilities:
Accounts receivable	54,756	204,681
Prepaid expenses and other current assets	(41,028)	16,143
Accounts payable	(140,030)	42,275
Accounts payable – related parties	30,000	30,658
Accrued factor fees	220,039	60,810
Accrued expenses	(116,833)	343,354
Accrued interest	232,020	16,438
Accrued interest – related parties	(158,323)	5,853
Rent liability	11,430	-
Deferred revenues	118,039	23,589

Total Adjustments	2,088,826	1,526,370

Net Cash Used in Operating Activities	(750,066)	(432,436)

Cash Flows From Investing Activities
Acquisition of property and equipment	(4,604)	(2,370)
Acquisition of intangible assets	-	(6,376)

Net Cash Used in Investing Activities	(4,604)	(8,746)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net [2]	-	129,999
Proceeds from shareholder advances	150,000	-
Proceeds from shareholder advances - related party	60,000	-
Deferred financing costs	(5,897)	-
Proceeds from factor, net	545,571	330,107

Net Cash Provided by Financing Activities	749,674	460,106

Net (Decrease) Increase In Cash	(4,996)	18,924

Cash - Beginning	53,078	16,799

Cash - Ending	$48,082	$35,723

[1] Includes accrued issuable equity of $24,750 for the three months ended March 31, 2013.

[2] Gross proceeds of $150,000 less issuance costs of $20,001 for the three months ended March 31, 2013.

See Notes to these Condensed Consolidated Financial Statements

4

Rackwise, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows - Continued

(unaudited)

	For The Three Months Ended
	March 31,
	2014	2013
Supplemental Disclosures of Cash Flow Information:

Non-cash operating and financing activities:

Equity issuable	$-	$(24,750)

Conversion of debt, accrued interest and warrants into equity	$2,885,014	$779,736

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2014. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2013 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2014.

Note 2 – Liquidity, Going Concern and Management’s Plans

During the three months ended March 31, 2014 and 2013, the Company recorded losses from operations of approximately $698,000 and $1,276,000, respectively, and net losses of approximately $2,839,000 and $1,959,000, respectively. Through cost reduction measures, the Company decreased its loss from operations during the three months ended March 31, 2014, despite revenues decreasing to approximately $399,000 from approximately $543,000 in the same period in 2013. During the three months ended March 31, 2014 and 2013, the Company used cash in operating activities of approximately $750,000 and $432,000, respectively. As of March 31, 2014, the Company had limited cash of approximately $48,000, a working capital deficiency of approximately $6,564,000, an accumulated deficit of approximately $52,801,000 and owed the Internal Revenue Service (“IRS”) approximately $1,567,000 for payroll tax liabilities, penalties and interest which has yet to be remitted to the taxing authorities. As of March 31, 2014, the IRS had placed federal tax liens that aggregate to approximately $1,567,000 against the Company in connection with all of the Company’s unpaid payroll taxes. The IRS had begun collection proceedings against the Company and had moved forward in placing a levy against its bank accounts. On April 11, 2014, the IRS agreed to suspend further collection efforts until July 15, 2014, in order to allow the Company time to file an installment payment agreement for its approval. On May 8, 2014, a former officer of the Company paid approximately $250,000 to the IRS, such that the Company’s liability to the IRS was reduced by that amount. As a result, the Company and the former officer verbally agreed that the Company would repay that amount to the former officer, plus interest on the unpaid principal amount at a rate of 1% per month, pursuant to a defined payment schedule, subject to formal documentation. Due to the current tax liens, the Company is in default of its factoring arrangement. As such, the factor could demand full repayment of the outstanding balance at any time. As of the date of filing, the Company is not compliant with the payment schedule of certain legal settlements due to a shortage of funds. As a result, the plaintiffs could take actions that would result in additional compensatory damages against the Company.

The Company’s current strategy is to leverage partnerships to sell its software through a robust reseller network in such a way that the Company rapidly grows its market share and revenues while controlling costs, eventually resulting in profits and cash from operations. To that end, the Company has significantly reduced its internal sales headcount to reduce working capital needs. However, this will require the Company to raise additional capital and continue substantial capital investment to fund the Company’s near term operating deficits and incremental legal and accounting costs associated with being a public company.  Additionally, the Company will require additional capital for continued development of its proprietary products until such time that it can generate positive cash flows. During the three months ended March 31, 2014 and 2013, the Company raised approximately $750,000 and $460,000, respectively, in cash from financing activities from factoring its receivables and from private offerings of common stock, warrants and debt funding. The Company has relied upon its factoring relationship to fund its short term working capital requirements.

Rackwise, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Liquidity, Going Concern and Management’s Plans – Continued

The Company believes it will be successful in these efforts; however, there can be no assurance the Company will meet its internal revenue forecasts or, if necessary, be successful in raising additional debt or equity financing to fund its operations on terms agreeable to the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. The Company presently has enough cash on hand to sustain its operations for approximately forty-five days. The Company anticipates the receipt of funding within such forty-five day period, but there can be no assurance that it will occur. If the Company is unable to obtain additional financing on a timely basis and, notwithstanding any request the Company may make, the Company’s debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, the Company may have to delay note and vendor payments and/or initiate cost reductions, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations, liquidate, and/or seek reorganization under the U.S. bankruptcy code.

Note 3 – Significant Accounting Policies

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. At the time accounts receivable are originated, the Company considers a reserve for doubtful accounts based on the creditworthiness of customers. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. During the three months ended March 31, 2014 and 2013, the Company’s losses from bad debts were not material. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

In addition, the Company factors its receivables with full recourse and, as a result, accounts for the factoring akin to a secured borrowing, maintaining the gross receivable asset and due to factor liability on its books and records. In connection with the factoring of its receivables, the Company estimates an allowance for factoring fees associated with the collections. These fees range from 2% to 80% depending on the actual timing of the collection. The actual recognition of such fees may differ from the estimates depending upon the timing of collections. Due to the current tax liens, the Company is in default of this factoring arrangement. As such, the factor could demand full repayment of the outstanding balance. As of March 31, 2014 and December 31, 2013, the Company accrued factor fees of approximately $818,000 and $589,000, respectively, related to other secured advances which were included within due to factor on the condensed consolidated balance sheets included elsewhere herein. During the three months ended March 31, 2014 and 2013, the Company recorded factor fees of approximately $246,000 and $116,000, respectively, which are included within interest expense in the condensed consolidated statements of operations. The non-current portion of due to factor represents amounts subsequently assigned by the Company’s factor to Rackwise Funding II, LLC, who, in turn, converted the obligation into a three-year, Secured Convertible Promissory Note. See Note 9 – Subsequent Events – 12% Secured Convertible Notes.

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

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Significant Accounting Policies – Continued

Concentration of Credit Risk and Customers – Continued

Two customers provided 16% and 11% of revenues during the three months ended March 31, 2014. One customer provided 12% of revenues during the three months ended March 31, 2013. All of the Company’s long-lived assets are located in the United States of America.

As of March 31, 2014, receivables from two customers comprised 56% and 42% of total receivables, respectively. As of December 31, 2013, receivables from three customers comprised 53%, 13% and 10% of total receivables, respectively.

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

For software arrangements with multiple elements, which are comprised of (1) licensing fees, (2) professional services, and (3) maintenance/support, revenue is recognized dependent upon whether vendor specific objective evidence (“VSOE”) of fair value exists for separating each of the elements. Licensing rights are generally delivered at time of invoice, professional services are delivered within one to six months and maintenance is for a twelve month contract. Accordingly, licensing revenues are recognized upon issuance of invoice, professional services are recognized when all services have been delivered and maintenance revenue is amortized over a twelve month period. The Company determined that VSOE exists for both the delivered and undelivered elements of its multiple-element arrangements. The Company limits its assessment of fair value to either (a) the price charged when the same element is sold separately or (b) the price established by management having the relevant authority. There may be cases, however, in which there is objective and reliable evidence of fair value of the undelivered item(s) but no such evidence for the delivered item(s). In those cases, the selling price method is used to allocate the arrangement consideration, if all other revenue recognition criteria are met. Under the selling price method, the amount of consideration allocated to the delivered item(s) is calculated based on estimated selling prices.

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

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2014 presentation. These reclassifications have no impact on the previously reported net loss.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding for the three months ended March 31, 2013 (1) includes the weighted average impact of 32,413 shares of common stock issuable as of March 31, 2013 and (2) excludes the weighted average impact of the 10,000 shares of common stock being held in escrow (the “Escrowed Shares”). In accordance with the accounting literature, (1) the Company has given effect to the issuance of the issuable stock in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration; and (2) the Company has excluded the impact of the Escrowed Shares through the release date because they were contingently returnable.

Diluted net loss per common share adjusts basic net loss per common share for the effects of potentially dilutive financial instruments, only in the periods in which such effects exist and are dilutive. At March 31, 2014, outstanding stock options and warrants to purchase 59,366 and 1,685,200 shares of common stock, respectively, and 401,738 shares of common stock issuable upon conversion of outstanding notes (including warrants to purchase 194,785 shares of common stock) were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive. At March 31, 2013, outstanding stock options and warrants to purchase 76,695 and 235,022 shares of common stock, respectively, and 36,300 shares of common stock issuable upon conversion of outstanding notes (including warrants to purchase 9,947 shares of common stock) were excluded from the calculation of diluted net loss per common share because their impact would have been anti-dilutive.

Note 4 – Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2014	2013
	(unaudited)

Accrued commissions	$502,058	$522,339
Accrued payroll	239,411	247,334
Accrued payroll taxes [1]	1,574,529	1,557,138
Accrued vacation	144,303	159,882
Accrued professional fees	144,968	235,409

Total accrued expenses	$2,605,269	$2,722,102

(1) Includes accrual for interest and penalties.

Rackwise, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Accrued Expenses – Continued

Accrued expenses include liabilities for unpaid payroll taxes along with an estimate of related interest and penalties. See Note 2 – Liquidity, Going Concern and Management’s Plans. Accrued expenses includes liabilities for legal settlements discussed in Note 8 – Commitments and Contingencies.

Note 5 – Notes Payable

Summary

The following table summarizes the Company’s indebtedness at March 31, 2014 and December 31, 2013:

	Debt		Accrued Interest
	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Notes payable:
5% Note	$50,000	$50,000	$13,267	$12,651
12% Notes - Amended	508,945	508,945	113,658	98,599
8% Note	50,000	50,000	8,069	6,444
Total - Notes payable	$608,945	$608,945	$134,994	$117,694

Notes payable - related parties, net:
12% Offering Notes	$-	$2,451,918	$-	$158,323
12% Offering Notes - Debt Discount	-	(328,612)	-	-
Total - Notes payable - related parties, net	$-	$2,123,306	$-	$158,323

Shareholder advances	$210,000	$310,000	$-	$-

Total	$818,945	$3,042,251	$134,994	$276,017

During the three months ended March 31, 2014 and 2013, the Company recorded interest expense related to notes payable of approximately $74,000 and $24,000, respectively.

5% Note

In December 2008, the Company issued a $50,000 5% note payable (the “5% Note”) to a lender. The 5% Note was past due at March 31, 2014 and December 31, 2013.

12% Notes – Amended Terms

As of March 31, 2014 and December 31, 2013, the 12% convertible promissory notes (the “Amended 12% Notes”) remained outstanding and were past due. Pursuant to the terms of the Amended 12% Notes, noteholders are entitled to all legal remedies in order to pursue collection and the Company is obligated to bear all reasonable costs of collection. To date, the Amended 12% Note holders have not pursued collection.

8% Note

As of March 31, 2014 and December 31, 2013, the 8% convertible promissory note (the “8% Note”) is past due and is ranked senior to the Offering Notes.

Shareholder Advances

In August and September 2013, the Company borrowed an aggregate of $310,000 via interest free loans from two unaffiliated shareholders (collectively, the “Shareholders”). On February 21, 2014, the Company issued an aggregate of 620,000 units consisting of an aggregate of 620,000 shares of common stock and five-year warrants to purchase an aggregate of 620,000 shares of common stock at an exercise price of $0.50 per share to the Shareholders in consideration of their conversion of $310,000 of advances at a price of $0.50 per unit.

Rackwise, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes Payable – Continued

Shareholder Advances – Continued

In March 2014, the Company borrowed $150,000 and $60,000 from an unaffiliated shareholder and Black Diamond Financial Group LLC (“Black Diamond”), respectively, via short-term interest free loans with no defined repayment schedule. As of March 31, 2014, the amounts remain outstanding.

12% Offering Notes

On March 10, 2014, the Company entered into an Amended and Restated Agreement (the “Amended Agreement”) with Navesink RACK, LLC (“NavRACK”) and Black Diamond Financial Group LLC (“Black Diamond”) and their affiliates (collectively, the “Purchasers”). The Amended Agreement amends an agreement among the Purchasers dated as of August 9, 2013 (the “Original Agreement”).

The Original Agreement provided Black Diamond and NavRACK with the right to convert the 12% secured convertible promissory notes (the “Offering Notes”), including all accrued interest due thereon, into 2,551,236 shares of common stock (50% to each of the parties), which amount would have represented upon issuance 85% of the Company’s outstanding shares immediately following the Company’s reverse split on August 2, 2013. Upon any such conversion, five-year warrants to purchase an aggregate of 65,384 shares of common stock at a price of $3.00 per share (the “Offering Warrants”) were to be cancelled.

The Amended Agreement required Black Diamond and NavRACK to immediately convert the Offering Notes, plus accrued and unpaid interest, into an aggregate of 5,551,236 shares of common stock (50% to each of the parties) at which time the Offering Notes and Offering Warrants were cancelled and Black Diamond and NavRACK released and terminated their security interest in the Company’s assets, which resulted from the purchase of the Offering Notes.

Accordingly, the conversion was recorded by derecognizing (a) the $2,451,918 of Offering Notes; (b) the $214,720 of accrued interest; (c) the $82,831 of unamortized debt offering costs; and (d) the $8,793 of unamortized debt discount; then (e) crediting equity for the $2,575,014 carrying value of the notes and accrued interest. The Company then recorded $1,380,000 of induced note conversion expense during the three months ended March 31, 2014, which represents value of the 3,000,000 incremental shares of common stock pursuant to the inducement offer.

Note 6 – Equity

Stock Warrants

There were no compensatory warrants issued during the three months ended March 31, 2014 and 2013.

Note Holder Warrants

See Note 5 – Notes Payable for additional details.

Rackwise, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Equity – Continued

Stock Warrants – Continued

Warrant Summary

A summary of the stock warrant activity during the three months ended March 31, 2014 is presented below:

				Weighted
		Weighted		Average
		Average		Remaining
	Number of	Exercise		Life	Intrinsic
	Warrants	Price		In Years	Value

Balance, December 31, 2013	1,130,584	$32.71
Issued	620,000	0.50
Exercised	-	-
Cancelled	(65,384)	3.00
Balance, March 31, 2014	1,685,200	$22.01	[1]	3.70	$-

Exercisable, March 31, 2014	1,685,200	$22.01	[1]	3.70	$-

[1]	Investor warrants to purchase 551 shares of common stock had a variable exercise price as of March 31, 2014. These warrants are excluded from the weighted average exercise price.

The following table presents information related to stock warrants at March 31, 2014:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.50	620,000	4.90	620,000
10.98	10,868	3.60	10,868
15.44	13,131	1.79	13,131
16.10	4,458	1.81	4,458
16.98	14,908	2.54	14,908
20.07	37,060	2.60	37,060
21.21	255,493	3.69	255,493
24.71	8,809	2.75	8,809
40.17	599,600	2.49	599,600
42.33	93,546	4.65	93,546
63.36	26,776	3.43	26,776
Variable	551	1.40	551
	1,685,200	3.70	1,685,200

The warrants to purchase an aggregate of 551 shares of common stock with a variable exercise price (equal to the volume weighted average price of the common stock for the 20 trading days immediately preceding the exercise date) were exercisable at approximately $7.34 per share as of March 31, 2014.

Rackwise, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Equity – Continued

Stock Options

No stock options were granted during the three months ended March 31, 2014 and 2013. The Company used forfeiture assumptions of 10% to 20% per annum.

The Company recorded stock-based compensation expense associated with options of approximately $5,000 and $162,000 during the three months ended March 31, 2014 and 2013, respectively. These amounts have been included in operating expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2014, there was approximately $69,000 of unrecognized stock-based compensation expense that will be amortized over a weighted average period of 0.8 years.

A summary of the option activity during the three months ended March 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2013	62,311	$103.30
Granted	-	-
Exercised	-	-
Forfeited	(2,945)	102.81
Outstanding, March 31, 2014	59,366	$103.32	7.5	$-

Exercisable, March 31, 2014	52,949	$103.49	7.4	$-

The following table presents information related to stock options at March 31, 2014:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$54.00	167	8.5	56
66.00	250	8.4	84
103.50	51,122	7.3	46,849
104.40	7,827	8.0	5,960
	59,366	7.4	52,949

Note 7 – Related Party Transactions

Effective January 1, 2014, the Company’s agreement with a stockholder to provide financial advisory services to the Company automatically renewed for an additional twelve month term, which provides that the Company pay fees of $10,000 per month for twelve months. The agreement shall be extended for successive one-year periods unless either party provides written notice 30 days prior to the end of the term of its election to terminate the agreement. During the three months ended March 31, 2014 and 2013, the Company recorded expense of $30,000 and $30,000 related to the agreement.

Rackwise, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 - Commitments and Contingencies

Litigation

On January 25, 2013, the Company and its CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento, case number 34-2013-00138978 by Daniel Lucas, a former employee. The complaint alleges that the Company entered into an employment agreement with Mr. Lucas for the purposes of providing services as the Company’s Regional Sales Manager, that the Company and its CEO breached the agreement by refusing to compensate Mr. Lucas for his services, and as a result, Mr. Lucas is seeking lost compensation and benefits in the amount of $77,429, compensatory damages, attorneys’ fees, interest, and any other relief as the court deems just and proper. The CEO was thereafter dismissed with prejudice from the case. On February 6, 2014, the Company and Mr. Lucas signed a settlement agreement for an amount which was accrued for at March 31, 2014. The Company is required to make payments pursuant to a specific schedule. As of the date of filing, the Company is not compliant with the payment schedule due to a shortage of funds. As a result, the plaintiff could take action against the Company that would result in additional compensatory damages.

On January 25, 2013, the Company and its CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento case number 34-2013-00138979 by Timothy Barone, a former employee who was terminated for cause. The complaint alleges that the Company entered into an employment agreement with the Plaintiff for the purposes of providing services as the Company’s Senior Vice President, Global Accounts and Partners, that the Company and its CEO breached the agreement by refusing to compensate Mr. Barone for his services, and as a result, Mr. Barone is seeking lost compensation and benefits in the amount of $194,596, additional tax liability of $150,000, compensatory damages, exemplary and/or punitive damages in an amount to be determined, attorneys’ fees, interest, and any other relief as the court deems just and proper. The CEO was thereafter dismissed with prejudice from the case. On January 23, 2014, the Company and Mr. Barone signed a settlement agreement for an amount which was accrued for at March 31, 2014. The Company is required to make payments pursuant to a specific schedule. As of the date of filing, the Company is not compliant with the payment schedule due to a shortage of funds. As a result, the plaintiff could take action against the Company that would result in additional compensatory damages.

On June 19, 2013, the Company and its CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento case number 34-2013-00146750 by David Wagner, a former employee of the Company who resigned from the Company. The complaint alleges that the Company entered into an employment agreement with the Plaintiff for the purposes of providing services as the Company’s Executive Vice President, Sales, that the Company and its CEO breached the agreement by refusing to compensate Mr. Wagner for his services, and as a result, Mr. Wagner is seeking lost compensation and benefits in the amount of $137,965.72, severance pay in the amount of $45,000, attorneys’ fees, interest, and any other relief as the court deems just and proper. The CEO was thereafter dismissed with prejudice from the case. On February 6, 2014, the Company and Mr. Wagner signed a settlement agreement for an amount which was accrued for at March 31, 2014. The Company is required to make payments pursuant to a specific schedule. As of the date of filing, the Company is not compliant with the payment schedule due to a shortage of funds. As a result, the plaintiff could take action against the Company that would result in additional compensatory damages.

On or about January 15, 2014, the Company was named as a defendant in a notice of claim filed with the State of California Labor Commissioner, State Case Number 17-64278DB by Robert Roderick, a former employee who resigned from the Company. The claim is for alleged unpaid commissions earned in the amount of $32,908 plus alleged HSA contributions in the amount of $4,605. The Company has hired counsel to represent it in the matter and has entered into negotiations with the plaintiffs to settle these claims. A hearing has not yet been scheduled on the case.

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

Departure of CFO

On January 21, 2014, the Company’s Chief Financial Officer and Secretary notified the Company of his decision to resign, effective January 31, 2014. The Company’s President, Chief Executive Officer and Chairman of the Board of Directors assumed the additional role of interim Chief Financial Officer, effective January 31, 2014, pending a search for a replacement.

Rackwise, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Commitments and Contingencies – Continued

Operating Leases

During the fourth quarter of 2013, the Company released its subtenant from its obligations under the Las Vegas, Nevada sub-lease and the Company abandoned the leased premises. As a result, the Company established an accrual for the remaining rent liability of $278,134 and $266,703 as of March 31, 2014 and December 31, 2013, respectively.

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

Option Grants

On May 5, 2014, the Company granted to its directors, employees and consultants ten-year options to purchase an aggregate of 1,063,790 shares of common stock at an exercise price of $0.50 per share which were granted under the Company’s 2013 Equity Incentive Plan. The options vest as follows: (i) options to purchase an aggregate of 1,053,790 shares of common stock vested immediately; and (ii) an option to purchase 10,000 shares of common stock vests ratably over three years on the grant date anniversaries. As a condition to the grant, all recipients holding previously issued options were required to return such options to the Company for cancellation.

12% Secured Convertible Notes

On May 7, 2014, the Company sold a $3,296,703 12%, three-year, Secured Convertible Promissory Note (the “Note”) to Rackwise Funding II, LLC (the “Rackwise Funding”), an entity owned by the Company’s majority stockholder, Black Diamond, at a purchase price of $3,000,000 which reflects a 9% discount to the face amount. Rackwise Funding was the assignee of $3,000,000 in debt (the “Factor Debt”) owed by the Company to its factor (the “Factor”). The net purchase by Rackwise Funding through the conversion of the Factor Debt took place at the initial closing of an offering being made by the Company to Rackwise Funding or affiliated persons (the “Note Offering”) of up to $9,346,703 in face or principal amount of Notes at an aggregate purchase price of $8,505,500 (a 9% discount to the face amount). It is intended that Rackwise Funding will purchase additional tranches of Notes, each in the amount of at least $250,000 (the “Minimum Monthly Funding Amount”) on the 15th day of each month (each a “Subsequent Funding Date”). The Company may, in its sole discretion, determine to accept lesser amounts from Rackwise Funding on each Subsequent Funding Date. Upon making a payment of the Minimum Monthly Funding Amount on a Subsequent Funding Date, Rackwise Funding has the exclusive right to purchase the Notes on the terms provided herein until the following Subsequent Funding Date.

The first $6,046,703 in principal amount of Notes sold are convertible into units (the “Initial Units”) at a conversion price of $0.50 per Initial Unit. Each Initial Unit consists of one share of common stock and a five-year warrant to purchase one share of common stock (the “Initial Unit Warrants”) with an exercise price of $0.625 per share. The remaining $3,300,000 in principal amount of Notes to be offered are convertible into units (the “Subsequent Units”) at a conversion price of $0.75 per Subsequent Unit. Each Subsequent Unit consists of one share of common stock and a five-year warrant to purchase one share of common stock (the “Subsequent Unit Warrants”) with an exercise price of $0.94 per share. While the Notes remain outstanding, the conversion prices for the Initial Units and Subsequent Units, if any, will be subject to weighted average anti-dilution protection and proportional adjustments subject to customary exceptions. The warrants contain weighted average anti-dilution price protection and proportional adjustments subject to customary exceptions. The Purchaser has been granted a one-time demand registration right with regard to the shares comprising part of the Initial Units and Subsequent Units and the shares underlying the Initial Unit Warrants and Subsequent Unit Warrants.

Rackwise, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Subsequent Events – Continued

12% Secured Convertible Notes – Continued

The Notes bear interest at the rate of 12% per annum payable quarterly in arrears. During the first year term of the Notes, until such time that the Company achieves positive cash flow for a minimum of two successive fiscal quarters, at the Company’s option, interest payable in any quarter may be paid in kind and added to the balance of the Notes payable quarterly in arrears. Upon the occurrence and continuance of an event of default, as such term is defined in the Notes, the rate of interest payable on the Notes will be increased to 18% per annum. Payments of interest at the 18% default rate are not payable in kind. The Notes will be secured by a security interest in and lien on all of the Company’s presently owned or subsequently acquired assets. Subject to permitted liens, the Notes will rank senior in priority to all of the Company’s existing and future indebtedness.

In connection with and at the time of each closing of Note subscriptions, Rackwise Funding is entitled to a cash structuring fee equal to 7.5% of the aggregate amount of capital provided by Rackwise Funding in connection with the purchase of the Notes. In addition, Rackwise Funding will receive units, with each unit consisting of one share of common stock and a five-year warrant to purchase one share of common stock. Rackwise Funding is entitled to receive units at the rate of 0.075 units for every $0.50 advanced by Rackwise Funding in connection with the purchase of the first $6,046,703 in principal amount of Notes (the “Initial Purchase Fee Units”). This will equate to 150 Initial Purchase Fee Units for every $1,000 invested at a purchase price of $910. The 825,375 Initial Purchase Fee Units, which is the number of Initial Purchase Fee Units issuable against the first $6,046,703 in principal amount of Notes sold at a purchase price of $5,502,500, will contain warrants exercisable at a price of $0.625 per share (the “Initial Purchase Fee Warrants”). Rackwise Funding will be entitled to receive units at the rate of 0.075 units for every $0.75 advanced by Rackwise Funding in connection with the purchase of the remaining $3,300,000 in principal amount of Notes sold at a purchase price of $3,003,000 (the “Subsequent Purchase Fee Units”). This will equate to 100 Subsequent Purchase Fee Units for each $1,000 in principal amount of Notes purchased at a purchase price of $910. The Subsequent Purchase Fee Units will contain warrants exercisable at a price of $0.94 per share (the “Subsequent Purchase Fee Warrants”). If the cash structuring fee remains unpaid by October 31, 2014, Rackwise Funding will have the option to convert the cash structuring fee into 450,000 shares of the Company’s common stock and five-year warrants to purchase an aggregate of 16,452 shares of common stock with an exercise price of $0.01 per share.

If Rackwise Funding purchases an aggregate of $6,046,703 in principal amount of Notes under and in accordance with the terms of the Note Offering, Rackwise Funding will be given a six month option, commencing upon the completion of the Note Offering, to purchase up to an additional $5,000,000 in principal amount of Notes on the same terms and condition as the Notes purchased in the Note Offering except that the unit conversion price shall be $1.20 per unit and the Unit Warrants shall have an exercise price of $1.50 per share.

In connection with the initial closing of the Note Offering, the Company granted Rackwise Funding the right to appoint two new members to the Company’s Board of Directors.

In connection with the advances made by the Factor resulting in the Factor Debt, the Company issued five-year warrants to purchase 72,420 and 1,448,400 shares of common stock to the Factor and Rackwise Funding, respectively. Each of such warrants are exercisable to purchase one share of the Company’s common stock at an exercise price of $0.01 per share. The warrants contain weighted average anti-dilution price protection and proportional adjustments subject to customary exceptions.

Consulting Agreements

On April 28, 2014, the Company entered into a nine-month agreement for investor relations services. In consideration of the services to be rendered, the Company agreed to issue 200,000 shares of restricted common stock of the Company, issuable as follows: (i) 50,000 shares upon execution of the agreement, (ii) 50,000 shares ninety days from the effective date of the agreement and (iii) 100,000 shares six months from the effective date of the agreement.

On April 28, 2014, the Company entered into a three-month agreement for business development services. In consideration of the services to be rendered, the Company agreed to issue 100,000 shares of restricted common stock of the Company, issuable as follows: (i) 25,000 shares upon execution of the agreement, (ii) 25,000 shares ninety days from the effective date of the agreement and (iii) 50,000 shares six months from the effective date of the agreement.

On May 6, 2014, the Company entered into a twelve-month agreement for financial advisory services. In consideration of the services to be rendered, the Company agreed to issue 100,000 shares of restricted common stock of the Company, issuable as follows: (i) 25,000 shares upon execution of the agreement, (ii) 25,000 shares ninety days from the effective date of the agreement and (iii) 50,000 shares six months from the effective date of the agreement, which shall vest on the later of (a) the date of issuance or (b) January 1, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), including our unaudited condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Rackwise, Inc., a Nevada corporation, together with its wholly-owned subsidiary Visual Network Design, Inc., a Delaware corporation (“VNDI”). This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors in Item 1.A in our Annual Report on Form 10-K filed on April 15, 2014. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

As reflected in our condensed consolidated financial statements for the three months ended March 31, 2014 and 2013, we have generated significant losses raising substantial doubt that we will be able to continue operations as a going concern. Our independent registered public accounting firm included an explanatory paragraph in their report for these years stating that we have not achieved a sufficient level of revenues to support our business and have suffered recurring losses from operations. Our ability to execute our business plan is dependent upon our generating cash flow sufficient to fund operations. Our business strategy may not be successful in addressing these issues. If we cannot execute our business plan, our stockholders may lose their entire investment in us.

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

As of March 31, 2014, the Internal Revenue Service (“IRS”) had placed federal tax liens that aggregate to approximately $1,567,000 against us in connection with all of our unpaid payroll taxes. The IRS had begun collection proceedings against us and had moved forward in placing a levy against our bank accounts. On April 11, 2014, the IRS agreed to suspend further collection efforts until July 15, 2014, in order to allow us time to file an installment payment agreement for its approval. On May 8, 2014, a former officer of the Company paid approximately $250,000 to the IRS, such that our liability to the IRS was reduced by that amount. As a result, we and the former officer verbally agreed that we would repay that amount to the former officer, plus interest on the unpaid principal amount at a rate of 1% per month, pursuant to a defined payment schedule, subject to formal documentation.

Financings

In September 2013, we completed a private offering that had commenced in June 2013 (the “Units Offering”) in which we sold an aggregate of $2,451,918 of units of our securities at a price of $10,000 per unit. The closings resulted in aggregate net proceeds of $771,751 ($2,451,918 of gross proceeds less $1,253,103 of debt conversions (relating to debt we previously borrowed) less $427,064 of issuance costs). Each unit (an “Offering Unit”) consisted of (i) a $10,000 principal amount of one year 12% secured convertible promissory note (the “Offering Notes”) and (ii) a five-year warrant to purchase 267 shares of common stock at a price of $3.00 per share at any time after the maturity date of the Offering Notes (the “Offering Warrants”). Effective March 10, 2014, the holders converted the Offering Notes, plus accrued and unpaid interest, into an aggregate of 5,551,236 shares of our common stock at which time the Offering Notes and Offering Warrants were cancelled and the holders released and terminated their security interest in the Company’s assets, which resulted from the purchase of the Offering Notes.

In August and September 2013, we borrowed an aggregate of $310,000 via short-term interest free loans from two unaffiliated shareholders. On January 22, 2014, the shareholders agreed to convert their loans into units of our securities, at a conversion rate of $0.50 per unit, with each unit consisting of one share of our common stock and (ii) one 5-year warrant to purchase one share of our common stock, exercisable at $0.50 per share. As a result, in February 2014, we issued 620,000 shares of our common stock and warrants to purchase 620,000 shares of our common stock.

In March 2014, we borrowed $150,000 and $60,000 from an unaffiliated shareholder and Black Diamond Financial Group LLC (“Black Diamond”), respectively, via short-term interest free loans with no defined repayment schedule.

On May 7, 2014, we sold a $3,296,703 12%, three-year, Secured Convertible Promissory Note (the “Note”) to Rackwise Funding II, LLC (the “Rackwise Funding”), an entity owned by our majority stockholder, Black Diamond, at a purchase price of $3,000,000 which reflects a 9% discount to the face amount. Rackwise Funding was the assignee of $3,000,000 in debt (the “Factor Debt”) owed by us to our factor (the “Factor”). The net purchase by Rackwise Funding through the conversion of the Factor Debt took place at the initial closing of an offering being made by us to Rackwise Funding or affiliated persons (the “Note Offering”). The Note is convertible into units (the “Initial Units”) at a conversion price of $0.50 per Initial Unit. Each Initial Unit consists of one share of common stock and a five-year warrant to purchase one share of common stock (the “Initial Unit Warrants”) with an exercise price of $0.625 per share.

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

Direct costs of revenues

Direct costs of revenues includes the costs of server hosting, the costs of installing our software for new clients, commissions to third parties for installation of our software, the costs of support and operations dedicated to customer services and the costs of maintaining and amortizing our proprietary database.

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

Induced note conversion

Induced note conversion expense represents the value of securities issued pursuant to an inducement offer.

Loss on extinguishment

Loss on extinguishment represents the excess value of equity securities issued to converting noteholders above the carrying value of the debt.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Overview

We reported net losses of $2,838,892 and $1,958,806 for the three months ended March 31, 2014 and 2013, respectively. The increase in net loss of $880,086 or 45% is due to a $1,457,532 increase in other expenses and a $98,154 decrease in gross profit on lower revenues, partially offset by a $675,600 decrease in operating expenses. The decrease in operating expenses was primarily as a result of lower commissions, wages and employee benefits related to a reduction in headcount of approximately $534,000 and decreased stock-based compensation expenses of approximately $182,000.

Revenues

Our revenues for the three months ended March 31, 2014 were $398,948 as compared to revenues of $543,447 for the three months ended March 31, 2013. Revenues decreased by $144,499 or 27%. Licensing revenues were $91,800 as compared to $181,600 in the prior period, a decrease of $89,800, or 49%. Maintenance revenues were $241,800 as compared to $305,686 in the prior period, a decrease of $63,886, or 21%, primarily due to the recognition of revenue on decreased maintenance renewals sold during the year. Subscription revenues were $18,039 as compared to $35,339, a decrease of $17,300, or 49%, due to a general decrease in subscription customers. Professional service revenues were $47,309 as compared to $20,822 in the prior period, an increase of $26,487 or 127%, as a result of the delivery of services on increased professional service contracts.

Direct costs of revenues

The direct costs of revenues during the three months ended March 31, 2014 and 2013 were $100,522 and $146,867, respectively, representing a decrease of $46,345 or 32%. The direct costs of revenues as a percentage of revenues were approximately 25% and 27% for the three months ended March 31, 2014 and 2013, respectively. The decrease in direct costs of revenues was primarily related to the lack of royalty expenses associated with the licensing of Intel DCM software in the three months ended March 31, 2014 due to the termination of the Intel Agreement. It is impractical for the Company to break out direct costs of revenues by the types of revenues cited in the revenue discussion above.

Sales and marketing expenses

Sales and marketing expenses decreased by $494,212, or 81%, in the three months ended March 31, 2014 to $116,227 from $610,439 in the three months ended March 31, 2013. The decrease in sales and marketing expenses was due to lower commission expense, wages and benefits (approximately $330,000) and stock-based compensation expense (approximately $74,000) associated with significant headcount reductions and lower revenues.

Research and development expenses

Research and development expenses decreased by $213,244, or 48%, in the three months ended March 31, 2014 to $235,580 from $448,824 in the three months ended March 31, 2013. The decrease was due primarily to lower wages and benefits (approximately $174,000) and stock-based compensation expense (approximately $49,000) associated with headcount reductions. While we have previously curtailed research and development expenditures due to cash constraints, we expect to ramp up research and development expenditures in the future as working capital becomes available.

General and administrative expenses

General and administrative expenses were $644,735 in the three months ended March 31, 2014 as compared to $612,879 in the three months ended March 31, 2013, an increase of $31,856, or 5%.

Interest

Interest expense was $319,938 in the three months ended March 31, 2014 as compared to $140,366 in the three months ended March 31, 2013, an increase of $179,572, or 128%. The increase was attributable to factor fees on increased factor advances and interest accrued on increased outstanding notes payable as compared to the three months ended March 31, 2013.

Amortization of debt discount

During the three months ended March 31, 2014, we recorded $319,819 of amortization of debt discount as compared to $0 in the three months ended March 31, 2013, due to the timing of the recognition of debt discount expense related to the Offering Notes.

Amortization of deferred financing costs

During the three months ended March 31, 2014, we recorded $121,019 of amortization of deferred financing costs as compared to $11,442 in the three months ended March 31, 2013, an increase of $109,577, or 958%, which represents amortization of deferred financing costs incurred in connection with the Units Offering and other prior debt financings.

Induced note conversion

During the three months ended March 31, 2014, we recorded induced note conversion expense of $1,380,000 as compared to $0 in the three months ended March 31, 2013. Induced note conversion expense represents the value of securities issued pursuant to an inducement offer. Accordingly, the recognition of such charges correlates with the timing of such transactions.

Loss on extinguishment

During the three months ended March 31, 2013, we recorded a loss on extinguishment of $531,436 as compared to $0 in the three months ended March 31, 2014. Loss on extinguishment represents the excess value of equity securities issued to converting noteholders above the carrying value of the debt. Accordingly, the recognition of such charges correlates with the timing of such transactions.

Liquidity and Capital Resources

We measure our liquidity a variety of ways, including the following:

	March 31,	December 31,
	2014	2013
	(unaudited)

Cash	$48,082	$53,078
Working Capital Deficiency	$(6,563,551)	$(8,270,585)
Due to Factor (Current)	$73,419	$2,227,306
Notes Payable (Gross – Current)	$608,945	$608,945
Shareholder Advances (Gross – Current)	$210,000	$-

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

We have relied upon our factoring relationship to fund our short term working capital requirements. This has included unsecured borrowings which are expected to be repaid from or be exchanged into future capital raising activities. Due to the current tax liens, we are in default of our factoring arrangement. As such, the factor could demand full repayment of the outstanding balance at any time.

In September 2013, we completed a private offering that had commenced in June 2013 (the “Units Offering”) in which we sold an aggregate of $2,451,918 of units of our securities at a price of $10,000 per unit. The closings resulted in aggregate net proceeds of $771,751 ($2,451,918 of gross proceeds less $1,253,103 of debt conversions (relating to debt we previously borrowed) less $427,064 of issuance costs). Each unit (an “Offering Unit”) consisted of (i) a $10,000 principal amount of one year 12% secured convertible promissory note (the “Offering Notes”) and (ii) a five-year warrant to purchase 267 shares of common stock at a price of $3.00 per share at any time after the maturity date of the Offering Notes (the “Offering Warrants”). Effective March 10, 2014, the holders converted the Offering Notes, plus accrued and unpaid interest, into an aggregate of 5,551,236 shares of our common stock at which time the Offering Notes and Offering Warrants were cancelled and the holders released and terminated their security interest in the Company’s assets, which resulted from the purchase of the Offering Notes.

In August and September 2013, we borrowed an aggregate of $310,000 via short-term interest free loans from two unaffiliated shareholders. On January 22, 2014, the shareholders agreed to convert their loans into units of our securities, at a conversion rate of $0.50 per unit, with each unit consisting of one share of our common stock and (ii) one 5-year warrant to purchase one share of our common stock, exercisable at $0.50 per share. As a result, in February 2014, we issued 620,000 shares of our common stock and warrants to purchase 620,000 shares of our common stock.

In March 2014, we borrowed $150,000 and $60,000 from an unaffiliated shareholder and Black Diamond Financial Group LLC (“Black Diamond”), respectively, via short-term interest free loans with no defined repayment schedule.

On May 7, 2014, we sold a $3,296,703 12%, three-year, Secured Convertible Promissory Note (the “Note”) to Rackwise Funding II, LLC (the “Rackwise Funding”), an entity owned by our majority stockholder, Black Diamond, at a purchase price of $3,000,000 which reflects a 9% discount to the face amount. Rackwise Funding was the assignee of $3,000,000 in debt (the “Factor Debt”) owed by us to our factor (the “Factor”). The net purchase by Rackwise Funding through the conversion of the Factor Debt took place at the initial closing of an offering being made by us to Rackwise Funding or affiliated persons (the “Note Offering”). The Note is convertible into units (the “Initial Units”) at a conversion price of $0.50 per Initial Unit. Each Initial Unit consists of one share of common stock and a five-year warrant to purchase one share of common stock (the “Initial Unit Warrants”) with an exercise price of $0.625 per share. While the closing did not provide us with any new funding, it did allow us to convert $3,000,000 of current liabilities to non-current liabilities.

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

Three Months Ended March 31, 2014 and 2013

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2014 and 2013 amounted to $750,066 and $432,436 respectively. During the three months ended March 31, 2014, the net cash used in operating activities was primarily attributable to the net loss of $2,838,892, partially offset by $1,878,756 of net non-cash expenses and $210,070 was generated from changes in operating assets and liabilities. During the three months ended March 31, 2013, the net cash used in operating activities was primarily attributable to the net loss of $1,958,806, partially offset by $782,569 of net non-cash expenses and $743,801 was generated from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 and 2013 amounted to $4,604 and $8,746, respectively. Acquisition of tangible assets (property and equipment) for the three months ended March 31, 2014 and 2013 amounted to $4,604 and $2,370, respectively. Acquisition of intangible assets (shapes acquired from a graphic designer for our database library that are schematics of specific computer equipment) for the three months ended March 31, 2013 amounted to $6,376.  Cash constraints caused the Company to limit its acquisition of tangible and intangible assets during the three months ended March 31, 2014 and 2013.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 and 2013 amounted to $749,674 and $460,106, respectively. For the three months ended March 31, 2014, the net cash provided by financing activities resulted primarily from the $545,571 of net advances from our factor and $210,000 in proceeds from shareholder advances. For the three months ended March 31, 2013, the net cash provided by financing activities resulted primarily from the $330,107 of net advances from our factor and $129,999 of net proceeds from the sale of common stock and warrants (gross proceeds of $150,000 less $20,001 of issuance costs).

Liquidity, Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 2 to the accompanying condensed consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and have suffered substantial recurring losses from operations since our inception, which conditions raise substantial doubt that we will be able to continue operations as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

In addition, as of March 31, 2014, we had unpaid payroll taxes relating to the third and fourth quarters of 2010, the first quarter of 2011, the third and fourth quarters of 2012, and the first and second quarters of 2013 in the aggregate amount of approximately $1,567,000. As of March 31, 2014, the IRS had placed federal tax liens against us that aggregate to approximately $1,567,000 in connection with the unpaid payroll taxes. The IRS had begun collection proceedings against us and had moved forward in placing a levy against our bank accounts. On April 11, 2014, the IRS agreed to suspend further collection efforts until July 15, 2014, in order to allow us time to file an installment payment agreement for their approval. On May 8, 2014, a former officer of the Company paid approximately $250,000 to the IRS, such that our liability to the IRS was reduced by that amount. As a result, we and the former officer verbally agreed that we would repay that amount to the former officer, plus interest on the unpaid principal amount at a rate of 1% per month, pursuant to a defined payment schedule, subject to formal documentation. In addition, due to the current tax liens, we are in default of our factoring arrangement. As such, the factor could demand full payment repayment of the outstanding balance at any time.

We presently have enough cash on hand to sustain our operations for approximately forty-five days. We require additional capital to meet our liquidity needs to sustain our operations, pay our obligations and execute our business plan. We are currently in discussions with alternative sources in that regard and anticipate that we will be successful in raising necessary additional capital but there can be no assurance that it will occur. If we are unable to obtain additional financing on a timely basis or if the IRS seizes cash from our bank account and, notwithstanding any request we may make our debt holders do not agree to convert their notes into equity or extend the maturity dates of their notes, we may have to delay note and vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our December 31, 2013 financial statements included in our Annual Report on Form 10-K filed with the SEC on April 15, 2014. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with United States generally accepted accounting principles.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 25, 2013, the Company and its CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento, case number 34-2013-00138978 by Daniel Lucas, a former employee of the Company. The complaint alleges that the Company entered into an employment agreement with Mr. Lucas for the purposes of providing services as our Regional Sales Manager, that the Company and its CEO breached the agreement by refusing to compensate Mr. Lucas for his services, and as a result, Mr. Lucas was seeking lost compensation and benefits, compensatory damages, attorneys’ fees, interest, and any other relief as the court deems just and proper. The CEO was thereafter dismissed with prejudice from the case. On February 6, 2014, the Company and Mr. Lucas signed a settlement agreement. The Company is required to make payments pursuant to a specific schedule. As of the date of filing, the Company is not compliant with the payment schedule due to a shortage of funds. As a result, the plaintiff could take action against the Company that would result in additional compensatory damages.

On January 25, 2013, the Company and its CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento case number 34-2013-00138979 by Timothy Barone, a former employee of the Company who was terminated for cause. The complaint alleges that the Company entered into an employment agreement with the Plaintiff for the purposes of providing services as its Senior Vice President, Global Accounts and Partners, that the Company and its CEO breached the agreement by refusing to compensate Mr. Barone for his services, and as a result, Mr. Barone is seeking lost compensation and benefits, additional tax liability, compensatory damages, exemplary and/or punitive damages in an amount to be determined, attorneys’ fees, interest, and any other relief as the court deems just and proper. The CEO was thereafter dismissed with prejudice from the case. The Company and Mr. Barone entered into a confidential settlement on January 23, 2014. The Company is required to make payments pursuant to a specific schedule. As of the date of filing, the Company is not compliant with the payment schedule due to a shortage of funds. As a result, the plaintiff could take action against the Company that would result in additional compensatory damages.

On June 19, 2013, the Company and its CEO were named defendants in a complaint filed in the Superior Court of California, County of Sacramento case number 34-2013-00146750 by David Wagner, a former employee who resigned from the Company. The complaint alleges that the Company entered into an employment agreement with the Plaintiff for the purposes of providing services as our Executive Vice President, Sales, that the Company and its CEO breached the agreement by refusing to compensate Mr. Wagner for his services, and as a result, Mr. Wagner is seeking lost compensation and benefits, severance pay, attorneys’ fees, interest, and any other relief as the court deems just and proper. The CEO was thereafter dismissed with prejudice from the case. A response to the complaint, denying all allegations, will be filed. The Company and Mr. Wagner entered into a confidential settlement on February 6, 2014. The Company is required to make payments pursuant to a specific schedule. As of the date of filing, the Company is not compliant with the payment schedule due to a shortage of funds. As a result, the plaintiff could take action against the Company that would result in additional compensatory damages.

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

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In September 2013, we completed a private offering that had commenced in June 2013 (the “Units Offering”) in which we sold an aggregate of $2,451,918 of units of our securities at a price of $10,000 per unit. The closings resulted in aggregate net proceeds of $771,751 ($2,451,918 of gross proceeds less $1,253,103 of debt conversions (relating to debt we previously borrowed) less $427,064 of issuance costs). Each unit (an “Offering Unit”) consisted of (i) a $10,000 principal amount of one year 12% secured convertible promissory note (the “Offering Notes”) and (ii) a five-year warrant to purchase 267 shares of common stock at a price of $3.00 per share at any time after the maturity date of the Offering Notes (the “Offering Warrants”). Effective March 10, 2014, the holders exchanged the Offering Notes, plus accrued and unpaid interest, for an aggregate of 5,551,236 shares of our common stock (50% to each of the parties) at which time the Offering Notes and Offering Warrants were cancelled and the holders released and terminated their security interest in the Company’s assets, which resulted from the purchase of the Offering Notes.

In August and September 2013, we borrowed an aggregate of $310,000 via short-term interest free loans from two unaffiliated shareholders. On January 22, 2014, the shareholders agreed to convert their loans into units of our securities, at a conversion rate of $0.50 per unit, with each unit consisting of one share of our common stock and (ii) one 5-year warrant to purchase one share of our common stock, exercisable at $0.50 per share. As a result, in February 2014, we issued 620,000 shares of our common stock and warrants to purchase 620,000 shares of our common stock.

The foregoing securities were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”), for transactions of an issuer not involving a public offering and/or Rule 506 of Regulation D or Regulation S under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We are in default under a December 8, 2008, 5% Senior Promissory Note (the “5% Note”) issued to a principal shareholder. Interest and principal became due on the Note on June 10, 2009. As of March 31, 2014, we owed $50,000 in principal and $13,267 in accrued interest on the 5% Note. We intend to pay off the 5% Note, including all accrued interest due thereon, as and when funding or revenues permit.

We are in default on $508,945 face value of 12% Amended Notes. Accrued interest was $113,658 related to the Amended 12% Notes outstanding at March 31, 2014. Pursuant to the terms of the Amended 12% Notes, noteholders are entitled to all legal remedies in order to pursue collection and we are obligated to bear all reasonable costs of collection. To date, no Amended 12% Note holders have pursued collection.

We are in default on $50,000 face value of an 8% Note. Accrued interest was $8,069 related to the 8% Note outstanding at March 31, 2014. Pursuant to the terms of the 8% Note, the noteholder is entitled to all legal remedies in order to pursue collection and we are obligated to bear all reasonable costs of collection. To date, the 8% Note holder has not pursued collection.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

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

RACKWISE, INC.

Date: May 15, 2014	By:	/s/ Guy A. Archbold
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